Form 10QSB
period 2006-06-30
EP Floors, Inc.
filed 2006-09-13
CIK 1354942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333-132621

EP Floors, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-0197939
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Robert E. Long EP Floors, Inc. 4 Springfield Street, 5th Floor P.O. Box 338 Three Rivers, MA 01080 (Address of principal executive offices)

413-283-5164
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes *☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,000,000 shares of Common Stock, as of August 31, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-132621) was declared effective on August 7, 2006.

EP FLOORS, INC.

EP FLOORS, INC.

Balance Sheet

June 30, 2006

(Unaudited)

ASSETS

Current Assets:

Cash	$84,532
Accounts receivable(net of allowance for doubtful accounts of $16,960)	73,121
Prepaid project costs	55,859
Total	213,512

Vehicle	10,590
Office furniture	7,360
Accumulated depreciation	(2,958)
Net	14,992

Due from president	10,430
TOTAL	$238,934

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$92,702
Customer deposits	164,577
Accrued expenses and other	9,315
Total	266,594

Stockholders' Deficit:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Common stock at $0.001 par value; authorized 99,000,000 shares; 11,000,000 shares issued and outstanding	11,000
Additional paid-in capital	65,780
Deficit	(104,440)
Total	(27,660)

TOTAL	$238,934

See notes to financial statements.

EP FLOORS, INC.

Statements of Operations

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$553,612	$427,568
Cost of sales	381,340	285,498
Gross Profit	172,272	142,070

Costs and Expenses:
Selling and administrative	207,814	102,200

Net Income (Loss)	$(35,542)	$39,870

Basic and diluted income (loss) per share	$(0.01)	$0.00*
Weighted average number of common shares outstanding	10,689,227	10,250,000

*Less than $.01 per share.

See notes to financial statements.

EP FLOORS, INC.

Statements of Operations

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005

Revenue	$146,492	$252,653
Cost of sales	102,866	192,923
Gross Profit	43,626	59,730

Costs and Expenses:
Selling and administrative	148,066	65,431
Net Loss	$(104,440)	$(5,701)

Basic and diluted income per share	$(0.01)	$(0.01)
Weighted average number of common shares outstanding	11,000,000	10,250,000

See Notes to Financial Statements.

EP FLOORS, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,542)	$39,870
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,000	-
Net change in operating assets	116,266	(11,507)
Net Cash Provided by Operating Activities	81,724	28,363

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and fixtures	(7,360)	(5,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	750	-

INCREASE (DECREASE) IN CASH	75,114	23,163

CASH AT BEGINNING OF PERIOD	9,418	0
CASH AT END OF PERIOD	$84,532	$23,163

See notes to financial statements.

EP FLOORS, INC.

Notes to the Financial Statements

June 30, 2006

(Unaudited)

1.

Basis of Presentation

The accompanying interim financial statements for the three and six-month periods ended June 30, 2006 and 2005 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on August 7, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

2.

Income Taxes

The Company had elected to be an S corporation for income tax purposes in 2005 and 2004 and became a C corporation on March 16, 2006. Under the tax rules for S corporations, principals are taxed separately on their distributive share of the corporation’s taxable income whether or not that income is actually distributed. In accordance with Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission, all of the Company’s undistributed earnings and losses that occurred during the period in which it was an S corporation have been reclassified to additional paid-in capital. The results of operations from March 16, 2006 to March 31, 2006 were de minimis.

3.

Sale of Shares

On March 15, 2006 the Company issued an additional 750,000 shares to 39 persons at par value of $.001 per share in cash, which totaled $750.

4.

Stockholders’ Equity

A summary of activity in stockholders’ equity for the six months ended June 30, 2006 follows:

	Common Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Total

Balance, December 31, 2005	10,250,000	$ 10,250	$ (10,250)	$ 7,132	$ 7,132

Sale of shares	750,000	750	-	-	750

Reclassify undistributed earnings as of March 31, 2006, the date of the revocation of S-Corp status	-	-	76,030	(76,030)	-

Loss after reclassification	-	-	-	(35,542)	(35,542)

Balance, June 30, 2006	11,000,000	$ 11,000	$ 65,780	$(104,440)	$(27,660)

5.

Subsequent Events

The loan to the Company’s President amounted to $10,430 at June 30, 2006. It was noninterest-bearing and had no specified maturity date.  The loan was made prior to the filing of the Company’s Registration Statement with the SEC.  Since Section 402a(k) of the Sarbanes Oxley Act of 2002 does not permit personal loans from an Issuer to any director or executive officer (after July 30, 2002 even if the Company has filed a Registration Statement that has not yet been declared effective), the loan was written off in July 2006 and charged to the President’s compensation.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We commenced revenue producing activities in early 2004. Our efforts during the first portion of 2004 were to obtain agreements to perform work. There is a three to six-month time period from commencing a bid process to performing work. Thus, most of our 2004 revenue was in the second half of the year. In 2005, we benefited from those efforts for the entire year. Most of our referrals for bids come from contacts of our president, referrals from prior customers and from prior customers themselves. A lesser number of possible customers comes from our Internet site. We expect this trend to continue for the foreseeable future and are not planning any new or different marketing approaches.

The principal factors affecting our business are the capital budgets of the entities needing our products. These budgets tend to be higher during periods of strong economic conditions and low interest rates and lower during periods of weak economic conditions and high interest rates. During periods of weak economic conditions and higher interest rates, there is lower demand for new floors. As a result, the same number of competitors are bidding on a fewer number of contracts which generally results in lower prices.

We do not perform any research and product development. Our strength is installing existing products in the way that best meets customer needs and requirements.

A summary of operating results for the six months ended June 30, 2006 and 2005 follows:

	2006	2005
	(unaudited)
Revenue	$553,612	$427,568
Cost of sales	381,340	285,498
Gross Profit	172,272	142,070

Costs and Expenses:
Selling and administrative	207,814	102,200

Net Loss	$(35,542)	$39,870

The principal differences and matters impacting our operating results were (i) that five engagements were in progress and had not been completed as of June 30, 2006 and (ii) we filed a Registration Statement during 2006. No revenue is recognized on jobs in progress, all of which are short-term in nature.

Liquidity

EP Floors does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations because we do not have a capital-intensive business plan that requires significant expenditures for research or equipment. Private capital, if sought, will be sought from former business associates of our president or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we will use shares to compensate employees/consultants and independent contractors wherever possible.

Our auditors expressed substantial doubts about our ability to continue as a going concern in their report on our 2005 financial statements because we had negative working capital of $13,931.  Absent sufficient cash from operations, we may require financing to expand our business and implement our strategic plan.  Since we operate on a contract-by-contract basis, we cannot realistically predict the level of cash flow that will be generated from operations in any given year because we cannot predict the likelihood of being awarded contracts later in the year. If contracts are not awarded we would need to cut employment levels or obtain financing to maintain our current level of capabilities. If our revenue levels remain at their current levels, the level of financing that may be needed would be less than $100,000 during the next 12 months commencing September 1, 2006. There can be no assurance our operations will generate sufficient cash or that outside financing will be available or found. If we are unable to obtain financing when and if needed, we may not be able to maintain or expand our revenue producing activities.

Our president has occasionally advanced funds in amounts less than $10,000, the proceeds of which were used by us to satisfy trade payables. Our president is not contractually obligated to make these advances, except in certain limited instances, and there are no assurances that new advances will be made in the future. During 2005, prior to filing our registration statement, we made a loan of $12,430 to our president. That loan was written off in July 2006 and charged to compensation. No further loans will be made by us to Mr. Long.

We will fail without Mr. Long or an appropriate replacement(s).  We intend to acquire “key-man” life insurance on the life of Mr. Long naming us as the beneficiary when and if we obtain the resources from operations to do so, and Mr. Long remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Obtaining a term life insurance policy for $1,000,000 on Mr. Long would cost approximately $1,000 per year.

 As a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with the professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors by issuing stock options and/or shares of our stock instead of cash to settle obligations. Our plan is to use restricted shares whenever possible. We have no current plans to utilize a registration statement on Form S8. If we do use S8 to register shares, it would be only to individuals who performed services that are eligible to receive S8 shares. In no event would we use S8 to compensate individuals for raising funds or promoting our shares. Any proceeds from the sale of S8 shares will be used for compensation purposes and not for our working capital.  There can be no assurances that we will be successful in any of these efforts.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for us in the fiscal year ended December 31, 2006. We have no options outstanding, so this standard has no immediate impact on us.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

Critical Accounting Policies and Estimates

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the financial statements, included elsewhere in this filing, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.  The following is a brief discussion of the more significant accounting policies and methods used by us.

Warranty reserves – We provide a 100% warranty for labor and material for a period of three years after installation, a 75% warranty for labor and material during the fourth year after installation and a 50% warranty for labor and material during the fifth year after installation. To date, our warranty expenses have been immaterial. If floors are installed in facilities with unusual conditions or for atypical purposes, it would be difficult to determine if the warranty requirements would vary significantly from what we typically experience.

Our significant accounting policies are described in Note 2 to the financial statements.

Seasonality

We do not experience consistent variations between seasons.

ITEM 3

CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of the Company’s Chief Executive and Chief Financial Officer (one person, our President). Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EP Floors, Inc.

(Registrant)

/s/ Robert E. Long

Robert E. Long

Title: President and

Chief Financial Officer

September 12, 2006