Form 10QSB
period 2006-09-30
EP Floors, Inc.
filed 2006-11-13
CIK 1354942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended September 30, 2006

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,000,000 shares of Common Stock, as of October 27, 2006.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

EP FLOORS, INC.

EP FLOORS, INC.

Balance Sheet

September 30, 2006

(Unaudited)

ASSETS

Current Assets:

Cash	$44,886
Accounts receivable(net of allowance for doubtful accounts of $16,960)	76,735
Prepaid project costs	3,470
Total	125,091

Vehicle	10,590
Furniture and other	7,360
Accumulated depreciation	(3,458)
Net	14,492

TOTAL	$139,583

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$59,981
Customer deposits	85,969
Accrued expenses and other	17,665
Total	163,615

Stockholders' Deficit:
Preferred stock at $0.001 par value; 1,000,000 shares authorized, none issued or outstanding	-
Common stock at $0.001 par value; authorized 99,000,000 shares; 11,000,000 shares issued and outstanding	11,000
Additional paid-in capital	65,780
Deficit	(100,812)
Total	(24,032)

TOTAL	$139,583

See notes to financial statements.

EP FLOORS, INC.

Statements of Operations

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006		2005

Revenue	$869,884		$756,931
Cost of sales	572,265		522,217
Gross Profit	297,619		234,714

Costs and Expenses:
Selling and administrative	329,533		165,829

Net Income (Loss)	$(31,914)		$68,885

Basic and diluted income (loss) per share	$(.01)	$	*
Weighted average number of common shares outstanding	10,814,975		10,250,000

*Less than $.01 per share.

See notes to financial statements.

EP FLOORS, INC.

Statements of Operations

For the Three Months Ended September 30, 2006 and 2005

(Unaudited)

		2006		2005

Revenue		$316,272		$329,363
Cost of sales		216,836		236,719
Gross Profit		99,436		92,644

Costs and Expenses:
Selling and administrative		95,808		63,629
Net Income		$3,628		$29,015

Basic and diluted income per share	$	*	$	*
Weighted average number of common shares outstanding		11,000,000		10,250,000

* Less than $.01 per share

See Notes to Financial Statements.

EP FLOORS, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,914)	$68,885
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	1,500	-
Net change in operating assets	72,492	(50,029)
Net Cash Provided by Operating Activities	42,078	18,856

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment and fixtures	(7,360)	(5,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares of common stock	750	-

INCREASE IN CASH	35,468	13,656

CASH AT BEGINNING OF PERIOD	9,418	0
CASH AT END OF PERIOD	$44,886	$13,656

See notes to financial statements.

EP FLOORS, INC.

Notes to the Financial Statements

September 30, 2006

(Unaudited)

1.

Basis of Presentation

The accompanying interim financial statements for the three and nine-month periods ended September 30, 2006 and 2005 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on August 7, 2006.

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

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into preliminary discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

2.

Income Taxes

The Company had elected to be an S corporation for income tax purposes in 2005 and 2004 and became a C corporation on March 16, 2006. Under the tax rules for S corporations, principals are taxed separately on their distributive share of the corporation’s taxable income whether or not that income is actually distributed. In accordance with Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission, all of the Company’s undistributed earnings and losses that occurred during the period in which it was an S corporation will be reclassified to additional paid-in capital. The results of operations from March 16, 2006 to March 31, 2006 were de minimis.

The pro forma amounts included on the accompanying Statements of Operations reflect the provision for income tax which would have been recorded if the Company had been a C corporation as of the beginning of the first date presented.

3.

Sale of Shares

On March 15, 2006 the Company issued an additional 750,000 shares to 39 persons at par value of $.001 per share in cash, which totaled $750.

4.

Stockholders’ Equity

A summary of activity in stockholders’ equity for the nine months ended September 30, 2006 follows:

	Common Shares	Amount	Paid-in Capital	Retained Earnings (Deficit)	Total

Balance, December 31, 2005	10,250,000	$ 10,250	$ (10,250)	$ 7,132	$ 7,132

Sale of shares	750,000	750	-	-	750

Reclassify undistributed earnings as of March 31, 2006, the date of the revocation of S-Corp status	-	-	76,030	(76,030)	-

Loss after reclassification	-	-	-	(31,914)	(31,914)

	11,000,000	$ 11,000	$ 65,780	$ (100,812)	$ (24,032)

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

Recent Development

As part of the Company’s plan to augment its financial resources and consider attractive business opportunities, the Company’s principal stockholders have entered into preliminary discussions with an unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management. There can be no assurance that a merger or other significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

A summary of operating results for the nine months ended September 30, 2006 and 2005 follows:

	2006	2005

Revenue	$ 869,884	$ 756,931
Cost of sales	572,265	522,217
Gross Profit	297,619	234,714

Costs and Expenses:
Selling and administrative	329,533	165,829

Net Income (Loss)	$ (31,914)	$ 68,885

The principal differences and matters impacting our operating results were (i) four engagements were in progress and had not been completed as of September 30, 2006 and (ii) we filed a Registration Statement during 2006. No revenue is recognized on jobs in progress, all of which are short-term in nature. Profits on each engagement are largely a function of how successful we are in making each bid. Since we do not perform large numbers of jobs, very successful or unsuccessful estimates on a very few larger jobs impacts annual results significantly.

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

Our auditors expressed substantial doubts about our ability to continue as a going concern in their report on our 2005 financial statements because we had negative working capital of $13,931.  Absent sufficient cash from operations, we may require financing to expand our business and implement our strategic plan.  Since we operate on a contract-by-contract basis, we cannot realistically predict the level of cash flow that will be generated from operations in any given year because we cannot predict the likelihood of being awarded contracts later in the year. If contracts are not awarded we would need to cut employment levels or obtain financing to maintain our current level of capabilities. If our revenue levels remain at their current levels, the level of financing that may be needed would be less than $100,000 during the next 12 months commencing October 2, 2006. There can be no assurance our operations will generate sufficient cash or that outside financing will be available or found. If we are unable to obtain financing when and if needed, we may not be able to maintain or expand our revenue producing activities.

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

Warranty reserves – We provide a 100% warranty for labor and material for a period of three years after installation, a 75% warranty for labor and material during the fourth year after installation and a 50% warranty for labor and material during the fifth year after installation. To date, our warranty expenses have been immaterial. We have recorded a warranty reserve of $7,500 at December 31, 2005 based on actual experience. If floors are installed in facilities with unusual conditions or for atypical purposes, it would be difficult to determine if the warranty requirements would vary significantly from what we typically experience.

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

November 9, 2006