Form 10KSB
period 2006-12-31
Marine Park Holdings, Inc.
filed 2007-03-30
CIK 1354942

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒ Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐ Transition report under Section 13 or 15 (d) of the Securities Exchange
Act of 1934 (No fee required)
For the transition period from _____ to _____

Commission file number 333-132621

MARINE PARK HOLDINGS, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	20-0197939

(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

850 Third Avenue, Suite 1801, New York, NY 10022

(Address of Principal Executive Office) (Zip Code)

(646) 218-1400

(Issuer's Telephone Number, Including Area Code)

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

State the number of shares of outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,000,000 shares of Common Stock as of February 28, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer's revenues for its most recent fiscal year: N/A

At January 31, 2007, the aggregate market value of the voting stock held by non-affiliates: N/A

PART I

Item 1. Description of Business

Marine Park Holdings, Inc. ("Registrant" or the “Company") is currently an inactive company seeking merger and business operations opportunities. Since November 17, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

The Company was formed as a limited liability company under the name of EP Floors, Inc. (“EP”) under the laws of the State of Delaware on September 2, 2003 and began operations immediately thereafter.  The Company’s articles of incorporation were amended on March 13, 2006. The Company was an S corporation for income tax purposes until March 16, 2006, at which time it became a C Corporation.

The Company’s former business was the installation of high-quality engineered polymer floors for industrial applications with a particular emphasis on food processing facilities.  The product was suited for use in industrial facilities that require a flooring surface that is easy to clean, long lasting, anti-skid and resistant to chemical corrosion and thermal shock. The Company’s product met the published requirements of the Food and Drug Administration, United States Department of Agriculture, Occupational Health and Safety Administration, Food Safety and Inspection Service, and the Hazard Analysis Critical Control Points system.

On March 15, 2006, the Company sold 750,000 shares of its common stock in a private placement at a price of $.001 per share to 39 individuals. On August 17, 2006, the Company registered for resale 1,675,000 shares of its common stock belonging to certain shareholders (although the Company was not obligated to do so by virtue of any Registration Rights Agreement or other agreement), and subjected itself to the Securities Exchange Act of 1934 reporting requirements because it believed that its being a public entity would provide benefits in visibility for carrying on its business, and provide liquidity to its shareholders.

On November 16, 2006, Robert Long, the principal stockholder of the Company, and 31 other stockholders, as sellers (each, a “Seller” and collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Harborview Master Fund LP (“Harborview”) and Diverse Trading Ltd. (“Diverse”), as purchasers (each, a “Purchaser” and collectively, the “Purchasers”). The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith.

Pursuant to the terms of the Stock Purchase Agreement, on November 16, 2006 (the “Closing”), the Sellers sold an aggregate of 10,830,600 shares of the Company’s common stock (the “Shares”), representing 99% of the outstanding shares, to the Purchasers for an aggregate purchase price of $685,000, all of which has been paid. Simultaneous with the Closing, Robert Long and Angela Korchevskaya resigned as officers and directors of the Company. To fill the vacancies, (i) David Stefansky was elected as President, Chief Executive Officer and Chief Financial Officer of the Company and Richard Rosenblum was elected as Secretary of the Company and (ii) Richard Rosenblum was elected as a director. David Stefansky and Richard Rosenblum are principals of the general partner of Harborview, one of the Purchasers. Neither has an employment agreement with the Company.

The Board of Directors authorized the Company to discontinue its business operations as conducted prior to the closing of the transactions which were the subject of the Stock Purchase Agreement and to transfer such operations and the assets relating thereto to Robert Long, former officer, director and stockholder of the Company, in consideration of Mr. Long’s assuming all of the liabilities relating to such operations and assets.  The transfer to Mr. Long and his assumption of the liabilities were effected on November 17, 2006. Mr. Long and Angela Korchevskaya, a former officer and director of the Company, have agreed to indemnify the Company against any loss or expense relating to the transferred operations or assets and also released the Company from any claims which either of them may have had against the Company. Mr. Long will have the right to use the name “EP Floors, Inc.” or any similar name in the conduct of the transferred business operations.

On November 20, 2006, with authorization of the Board of Directors and of the Purchasers, representing 99% of the outstanding shares of the Company’s common stock, an amendment to the Company’s certificate of incorporation was filed in the office of the Secretary of State of Delaware, changing the Company’s name to Marine Park Holdings, Inc.

The Registrant is seeking a merger partner or the acquisition of an operating business. Future decisions to merge with or acquire any other entity will be based on the opinion of management regarding primarily the quality of the businesses that are to be merged or acquired, their potential for future growth, the quality of the management of the to-be merged entities, and the benefits that could accrue to the stockholders of the Company if the merger or acquisition occurred. There can be no guarantee that a merger or acquisition will take place, or if a merger does take place that such merger will be successful or be beneficial to the stockholders of the Company.

As of November 16, 2006, the Company ceased having any employees. Its directors and officers have since provided unpaid services on a part-time basis as needed to the Company.

Item 2. Description of Property

The Company formerly operated out of office space located at 4 Springfield Street, 5th Floor, Three Rivers, MA 01080 provided to it by its president at no cost. Since November 17, 2006, the Company has operated, at no cost to the Company, out of the office space utilized by Harborview Capital Management LLC, the general partner of Harborview, at 850 Third Avenue, Suite 1801, New York, NY 10022.

Item 3. Legal Proceedings

There are no legal proceedings to which the Company is subject and no such proceedings are known by the Company to be contemplated.

Item 4. Submission of Matters to a Vote of Security Holders

By Written Consent of the Majority of Stockholders, stockholders owning the majority of the outstanding common stock of the Company voted to transfer the business operations of the Company to Richard Long.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company was assigned the symbol “MPHL” by the NASDAQ Stock Market, effective December 11, 2006. The Company's common stock has never traded.

As of January 31, 2007, the Company had approximately 40 shareholders of record of Company's common stock. No dividends have been declared on the stock in the last two fiscal years and the Board of Directors does not presently intend to pay dividends in the near future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

General

On November 16, 2006, Robert Long, the principal stockholder of the Company, and 31 other stockholders, as sellers (each, a “Seller” and collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Harborview Master Fund LP (“Harborview”) and Diverse Trading Ltd. (“Diverse”), as purchasers (each, a “Purchaser” and collectively, the “Purchasers”). The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith.

Pursuant to the terms of the Stock Purchase Agreement, on November 16, 2006 (the “Closing”), the Sellers sold an aggregate of 10,830,600 shares of the Company’s common stock (the “Shares”), representing 99% of the outstanding shares, to the Purchasers for an aggregate purchase price of $685,000, all of which has been paid. Simultaneous with the Closing, Robert Long and Angela Korchevskaya resigned as officers and directors of the Company. To fill the vacancies, (i) David Stefansky was elected as President, Chief Executive Officer and Chief Financial Officer of the Company and Richard Rosenblum was elected as Secretary of the Company and (ii) Richard Rosenblum was elected as a director. David Stefansky and Richard Rosenblum are principals of the general partner of Harborview, one of the Purchasers. Neither has an employment agreement with the Company.

The Board of Directors authorized the Company to discontinue its business operations as conducted prior to the closing of the transactions which were the subject of the Stock Purchase Agreement and to transfer such operations and the assets relating thereto to Robert Long, former officer, director and stockholder of the Company, in consideration of Mr. Long’s assuming all of the liabilities relating to such operations and assets.  The transfer to Mr. Long and his assumption of the liabilities were effected on November 17, 2006. Mr. Long and Angela Korchevskaya, a former officer and director of the Company, have agreed to indemnify the Company against any loss or expense relating to the transferred operations or assets and also released the Company from any claims which either of them may have had against the Company.

Liquidity

As of November 17, 2006, the Company discontinued its operations and had no assets or liabilities. The Company does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that funds will be available when needed.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended November 30, 2007, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

▪	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

▪	that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company on December 15, 2005. The Company has not yet assessed the impact on future operations of adopting this new standard.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7. Financial Statements

MARINE PARK HOLDINGS, INC.

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Marine Park Holdings, Inc.
New York, NY

We have audited the accompanying balance sheet of Marine Park Holdings, Inc. (“Marine Park Holdings” or the “Company”) as of December 31, 2006 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is currently inactive, and is now seeking merger opportunities. Since November 17, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EP Floors, Inc.
Three Rivers, MA

We have audited the accompanying statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations of EP Floors, Inc. and its cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that EP Floors, Inc. will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has negative working capital at December 31, 2005 which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MantylaMcReynolds, LLC

February 22, 2006
Salt Lake City, Utah

MARINE PARK HOLDINGS, INC.

Balance Sheet
December 31, 2006

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accrued expenses	$10,000
Total Current Liabilities	10,000

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 99,000,000 shares authorized; 11,000,000 shares issued and outstanding	11,000
Additional Paid-in Capital	65,780
Accumulated deficit	(86,780)
Total Stockholders’ Deficit	(10,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

MARINE PARK HOLDINGS, INC.

Statements of Operations
For the Years Ended December 31, 2006 and 2005

	2006	2005

General and administrative	$10,000	$-
Loss from continuing operations before income taxes	(10,000)	-

Income taxes	-	-
Loss from continuing operations	(10,000)	-

Income (loss) from discontinued operations, net of tax	(36,926)	38,290
Gain on sale of discontinued operations, net of taxes	29,044	-
Net income (loss)	($ 17,882)	$38,290
Net income (loss) per share - basic and diluted	($ 0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,850,000	10,250,000

See accompanying notes to the financial statements.

MARINE PARK HOLDINGS, INC.

Statement of Stockholders’ Deficit

	Common Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balance, January 1, 2005	10,250,000	$10,250	$(10,250)	$(31,158)	$(31,158)

Net income - 2005	-	-		38,290	38,290

Balance, December 31, 2005	10,250,000	10,250	(10,250)	7,132	7,132

Sale of shares of common stock	750,000	750	-	-	750

Net income - January 1, 2006 through March 16, 2006	-	-		68,898	68,898

Reclassification of undistributed earnings as of March 16, 2006, the date of revocation of
S- corporation status	-	-	76,030	(76,030)	-

Net loss - March 17, 2006 through December 31, 2006	-	-	-	(86,780)	(86,780)

Balance, December 31, 2006	11,000,000	$11,000	$65,780	$(86,780)	$(10,000)

See accompanying notes to the financial statements

MARINE PARK HOLDINGS, INC.

Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	($ 17,882)	$38,290
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,942	1,958
Gain from sale of discontinued operations	(29,044)	-
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	40,470	(109,502)
(Increase) decrease in prepaid expenses	48,587	(39,383)
Increase in warranty reserve	-	7,500
Decrease in customer deposits	(26,711)	(4,034)
Increase in accounts payable and accrued expenses	(34,503)	130,797
Net Cash Provided by (Used in) Operating Activities	(15,141)	25,626

CASH FLOWS FROM INVESTING ACTIVITIES:

Cash relinquished on sale of discontinued operations	(97)	-
Purchase of equipment	(7,360)	(10,591)
Net Cash Used in Investing Activities	(7,457)	(10,591)

CASH FLOWS FROM FINANCING ACTIVITIES

Loans to officers	-	(12,430)
Repayment of officer loan	12,430	-
Proceeds from sale of common stock	750	-
Net Cash Provided by Financing Activities	13,180	(12,430)

INCREASE (DECREASE) IN CASH	(9,418)	2,605

CASH AT BEGINNING OF YEAR	9,418	6,813
CASH AT END OF YEAR	$-	$9,418

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

MARINE PARK HOLDINGS, INC.

Notes to the Financial Statements
December 31, 2006

NOTE 1 - ORGANIZATION

EP Floors, Inc. was organized as a limited liability company on September 2, 2003 in the State of Delaware and was converted into a C corporation, in the State of Delaware, on March 16, 2006. The Company installed high-quality engineered polymer floors for industrial applications with a particular emphasis on food processing facilities.

On November 16, 2006, the principal stockholder of the Company and 31 other stockholders sold an aggregate of 10,830,600 shares of the Company’s common stock (the “Shares”), representing 99% of the outstanding shares. All proceeds were paid to the Sellers. No proceeds were paid to the Company.

On November 20, 2006, the Company filed an amendment of its certificate of incorporation changing the Company’s name to Marine Park Holdings, Inc.

Marine Park Holdings, Inc. ("Registrant" or "the Company") is currently an inactive company seeking merger and business operations opportunities. Since November 17, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Year-end

The Company has elected a fiscal year ending on December 31.

b. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c. Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d. Income Taxes

The Company was a limited liability company until March 16, 2006 during which time the Company was treated as a partnership for Federal income tax purposes. Under subchapter K of the Internal Revenue Code, members of a limited liability company are taxed separately on their distributive share of the partnership's income whether or not that income is actually distributed.

Since March 16, 2006, the Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of income and comprehensive income in the period that includes the enactment date.

e. Basic and Diluted Loss Per Common Share

Basic and diluted net loss per common share has been calculated by dividing the net loss for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure in place upon the adoption of the Company’s current articles of incorporation had occurred as of the beginning of the first period presented.

f. Impact of New Accounting Standards

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments”, which is an amendment of SFAS Nos. 133 and 140. This statement (a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of SFAS No. 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes that adoption of this standard will not have a material impact on the Company’s financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainties in Income Taxes”, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

 SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. Management believes that adoption of this standard will not have a material impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the results of operations or financial position of the Company.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2006, the Company is currently inactive, and is now seeking merger opportunities. Since November 17, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - INCOME TAXES

At December 31, 2006, the Company had net operating loss (“NOL”) carry-forwards for Federal income tax purposes of $86,780 that may be offset against future taxable income through 2026. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that realization is not more likely than not. Accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance. The Company had ownership changes as defined by the Internal Revenue Service, which may subject the NOL’s to annual limitations which could reduce or defer the NOL.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no disagreements with Accountants on Accounting and Financial Disclosure.

On February 21, 2007, the Company dismissed Mantyla McReynolds LLC (“Mantyla”) as its principal accountant. Mantyla’s reports on the financial statements of the Company from the time of its appointment for either of the past two years did not contain an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope, or accounting principles other than an explanatory paragraph as to a going concern.

The decision to change accountants was approved by the Company’s board of directors. From the time of Mantyla’s appointment as the Company’s accountant through the date of this report, there have been no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused Mantyla to make references to the subject matter of the disagreements in connection with its report.

On February 21, 2007, the Company retained Li & Company, PC as the Company’s independent accountants to conduct an audit of the Company’s financial statements for the fiscal year ended December 31, 2006. This action was previously approved by the company’s Board of Directors.

Item 8A. Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-KSB, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures was carried out by the Company under the supervision and with the participation of our Chief Executive and Chief Financial Officer. Based on that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B. Other Information

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As described in Item 1 (Description of Business), Richard Rosenblum and David Stefansky serve as directors and officers of the Company:

Name	Age	Position

David Stefansky*	35	Director, President, Chief Executive Officer, Chief Financial Officer

Richard Rosenblum*	47	Director, Secretary

*David Stefansky and Richard Rosenblum are principals of the general partner of Harborview and have voting control and investment discretion over the shares held by Harborview. Mr. Stefansky is President, Chief Executive Officer and Chief Financial Officer and a director of the Company. Mr. Rosenblum is Secretary and a director of the Company. Both Mr. Stefansky and Mr. Rosenblum disclaim beneficial ownership of the shares of the Company held by Harborview.

Directors hold office until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors.

David Stefansky has been a Director of the Company since November 16, 2006 and President, Chief Executive Officer and Chief Financial officer since November 17, 2006. Additionally, Mr. Stefansky is an officer and director of Mill Basin Technologies, Ltd. and Boxwoods, Inc. Mr. Stefansky has been a principal of Harborview Advisors, LLC since its inception in 2004. Over the past several years, Mr. Stefansky has participated in arranging private offerings in excess of $200 million for early-stage and emerging growth companies, primarily in the fields of technology, telecommunications and healthcare. He has successfully advised, financed, restructured and participated in funding numerous small cap and micro cap companies. Mr. Stefansky previously was a Managing Director at vFinance, Inc.

Richard Rosenblum has been a Director and Secretary of the Company since November 17, 2006. Additionally, Mr. Rosenblum is an officer and director of Mill Basin Technologies, Ltd. and Boxwoods, Inc., and a director of Amedia Networks, Inc. Mr. Rosenblum has been a principal of Harborview Advisors, LLC since its inception in 2004. He previously was a Managing Director of Investment Banking at vFinance, Inc., a middle market investment banking and brokerage organization. Mr. Rosenblum has been an active force in the small and mid-cap markets for more than 16 years, providing advice, expertise, and access to critical growth for emerging companies, raising more than $300 million. Mr. Rosenblum graduated from the State University of New York at Buffalo in 1981, summa cum laude, with a degree in Finance and Accounting.

Robert Long and Angela Korchevskaya served as officers and directors of the Company until resigning on November 16, 2006.

Item 10. Executive Compensation

No officer or director of the Company has received, or was entitled to receive, compensation from the Company during the fiscal year ended December 31, 2006, except as described in the following table.

Long Term Compensation
		Annual Compensation			Awards		Payouts

				Other	Restricted	Securities
	Year			Annual	Stock	Underlying	LTIP	All Other
Name and Principal Position	Ended Dec 31	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/ SARs (#)	Payouts ($)	Compensation ($)

Robert Long	2006	32,430	-	-	-	-	-	-

The Company has no compensatory plans or arrangements whereby any executive officer would receive payments from the Company or a third party upon his resignation, retirement or termination of employment, or from a change in control of the Company or a change in the officer's responsibilities following a change in control.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 28, 2007, each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, all directors individually and all directors and officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown:

Name and Address of	Amount and Nature of	Percent
Beneficial Owner	Beneficial Ownership	of Class

Harborview Master Fund, L.P. (1)	9,830,600	89.9%
Harbor House
Waterfront Drive
Road Town, Tortola
British Virgin Islands

Diverse Trading Ltd (2).	1,000,000	9.1%
Harbor House
Waterfront Drive
Road Town, Tortola
British Virgin Islands

(1)Richard Rosenblum and David Stefansky are principals of the general partner of Harborview and have voting control and investment discretion over the shares held by Harborview. Mr. Rosenblum is President, Chief Executive Officer and Chief Financial Officer and a director of the Company. Mr. Stefansky is Secretary and a director of the Company. Both Mr. Rosenblum and Mr. Stefansky disclaim beneficial ownership of the shares of the Company held by Harborview.

(2)Joseph Franck is principal of the investment manager of the parent entity of Diverse and has voting control and investment discretion over the shares held by Diverse. Mr. Franck disclaims beneficial ownership of the shares of the Company held by Diverse.

_________________
All Officers and Directors	9,830,000	89.9%
as a group (2 persons)

Item 12. Certain Relationships and Related Transactions

On March 13, 2006, the Company amended its articles of incorporation and effected a 6,833.333 for 1 forward stock split for its then sole stockholder, its president who thereafter owned 10,250,000 shares. On March 15, 2006, the Company sold 750,000 shares of its common stock in a private placement at a price of $.001 per share to 39 individuals. On August 17, 2006, the Company registered for resale 1,675,000 shares of its common stock belonging certain shareholders (although the Company was not obligated to do so by virtue of any Registration Rights Agreement or other agreement), and subjected itself to the Securities Exchange Act of 1934 reporting requirements because it believed that its being a public entity would provide benefits in visibility for carrying on its business, and provide liquidity to its shareholders.

On November 16, 2006, Robert Long, the principal stockholder of the Company, and 31 other stockholders, as sellers (each, a “Seller”and collectively, the “Sellers”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Harborview Master Fund LP (“Harborview”) and Diverse Trading Ltd. (“Diverse”), as purchasers (each, a “Purchaser” and collectively, the “Purchasers”). The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith.

Pursuant to the terms of the Stock Purchase Agreement, on November 16, 2006 (the “Closing”), the Sellers sold an aggregate of 10,830,000 shares of the Company’s common stock (the “Shares”), representing 99% of the outstanding shares, to the Purchasers for an aggregate purchase price of $685,000, all of which has been paid. Simultaneous with the Closing, Robert Long and Angela Korchevskaya resigned as officers and directors of the Company. To fill the vacancies, (i) David Stefansky was elected as President, Chief Executive Officer and Chief Financial Officer of the Company and Richard Rosenblum was elected as Secretary of the Company and (ii) Richard Rosenblum was elected as a director. David Stefansky and Richard Rosenblum are principals of the general partner of Harborview, one of the Purchasers. Neither has an employment agreement with the Company.

The Board of Directors authorized the Company to discontinue its business operations as conducted prior to the closing of the transactions which were the subject of the Stock Purchase Agreement and to transfer such operations and the assets relating thereto to Robert Long, former officer, director and stockholder of the Company, in consideration of Mr. Long’s assuming all of the liabilities relating to such operations and assets.  The transfer to Mr. Long and his assumption of the liabilities were effected on November 17, 2006. Mr. Long and Angela Korchevskaya, a former officer and director of the Company, have agreed to indemnify the Company against any loss or expense relating to the transferred operations or assets and also released the Company from any claims which either of them may have had against the Company.

Part IV

Item 13. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation	(Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 March 22, 2006)

3.2	Bylaws	(Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2 March 22, 2006)

3.3	Certificate of Amendment to Certificate of Incorporation, as filed with the Delaware Secretary of State on November 20, 2006	(Incorporated by reference to the same exhibit filed with the Company’s Current eport filed on Form 8-K November 22, 2006)

10.1	Stock Purchase Agreement, dated as of November 16, 2006	*

22.1	Company’s Report on Form 8-K	(Incorporated by reference, as filed November 22, 2006)

31.1	Rule 13a-14(a) Certifications	*

32.1	Section 1350 Certifications	*

* Filed with this report

Item 14. Principal Accountant Fees and Services

Li & Company, PC is the Company's principal auditing accountant firm.

Audit Fees. During the year ended December 31, 2006, the Company's former principal accountant, Mantyla McReynolds, LLC, billed $18,537.68 in fees that were directly associated with the preparation of annual audit reports and quarterly review report. The Company's principal accountant did not bill any other fees during the years ended December 31, 2005 and 2006.

The officers and directors of the Company have determined that the services provided by Company's principal accountant, as referred to in the above paragraphs, are compatible with maintaining the principal accountant's independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MARINE PARK HOLDINGS, INC.

Date: March 29, 2007	By:	/s/ David Stefansky
David Stefansky

Chief Executive Officer, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and the date indicated.

Date: March 29, 2007	By:	/s/ David Stefansky
David Stefansky

Chief Executive Officer, President, Chief Financial Officer, Director, (principal excecutive officer, principal financial officer)

Date: March 29, 2007	By:	/s/ Richard Rosenblum
Richard Rosenblum

Secretary, Director