Form 10QSB
period 2007-09-30
Marine Park Holdings, Inc.
filed 2007-11-13
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,000,000 shares of Common Stock, as of November 2, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☒   No ☐

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

MARINE PARK HOLDINGS, INC.

Item 1 Financial Information

MARINE PARK HOLDINGS, INC.

Balance Sheet
September 30, 2007
(Unaudited)

ASSETS

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due from shareholder	$13,000
Total Current Liabilities	13,000

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-
Common stock at $0.001 par value; 99,000,000 shares authorized; 11,000,000 shares issued and outstanding	11,000
Additional paid-in capital	65,780
Accumulated deficit	(89,780)
Total Stockholders’ Deficit	(13,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

See accompanying notes to the financial statements.

MARINE PARK HOLDINGS, INC.

Statements of Operations
For the Three Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

General and administrative	$1,000	$-
Loss from continuing operations before income taxes	(1,000)	-
Income taxes	-	-
Loss from continuing operations	(1,000)	-

Income from discontinued operations	-	3,628
Net income (loss)	$(1,000)	$3,628

Net loss per share – basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	11,000,000	11,000,000

See accompanying notes to the financial statements.

MARINE PARK HOLDINGS, INC.

Statements of Operations
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006

General and administrative	$3,000	$-
Loss from continuing operations before income taxes	(3,000)	-
Income taxes	-	-
Loss from continuing operations	(3,000)	-

Loss from discontinued operations	-	(31,914)
Net loss	$(3,000)	$(31,914)

Net loss per share – basic and diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.00)
	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	11,000,000	10,814,975

See accompanying notes to the financial statements.

MARINE PARK HOLDINGS, INC.

Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,000)	$(31,914)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	-	1,500
Changes in net operating assets	3,000	72,492

Net Cash Provided by Operating Activities	-	42,078

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment		(7,360)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of shares	-	750
Net Cash Provided by Financing Activities	-	750

INCREASE IN CASH	-	35,468

CASH AT BEGINNING OF PERIOD	-	9,418
CASH AT END OF PERIOD	$-	$44,886

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Income taxes	$-	$-

See accompanying notes to the financial statements.

MARINE PARK HOLDINGS, INC.

Notes to the Financial Statements
September 30, 2007
(Unaudited)

NOTE 1 - ORGANIZATION

Marine Park Holdings, Inc. ("Registrant" or "the Company") is currently an inactive company seeking merger and business operations opportunities. Since November 17, 2006 the Company has ceased operations, and all previous business activities have been discontinued. The Company has no subsidiaries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2007.

Impact of New Accounting Standards

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2007, the Company is currently inactive and is now seeking merger opportunities. Since November 17, 2006 the Company has ceased operations, and all previous business activities have been discontinued. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to find a merger candidate. The financial statements do not include any adjustments related to the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. This evaluation was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were of limited effectiveness at the reasonable assurance level at such date.

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

November 12, 2007