Form 10-K
period 2007-12-31
NewCardio, Inc.
filed 2008-03-31
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2007.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 333-132621

NEWCARDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0197939
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2350 Mission College Blvd., Suite 1175, Santa Clara CA 95054
(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 774-1969

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⁭Yes ☑ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐Yes ☑ No

At December 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:  N/A

The number of shares of the registrant’s common stock outstanding as of March 28, 2008 was 20,237,522.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than those that are purely historical are forward-looking statements. Words such as “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan,” and similar expressions also identify forward-looking statements. Forward-looking statements include, without limitation, statements regarding the development of our proprietary technology platform and our products, the timing of such development and the timing and results of clinical trials and regulatory review. Such statements reflect our current views, are based on certain assumptions and involve risks and uncertainties.

There are important factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors, include, without limitation, the following: our ability to develop our technology platform and our products; our ability to protect our intellectual property; the risk that we will not be able to develop our technology platform and products in the current projected timeframe; the risk that our products will not achieve performance standards in clinical trials; the risk that the clinical trial process will take longer than projected; the risk that our products will not receive regulatory approval; the risk that the regulatory review process will take longer than projected; the risk that we will not be unsuccessful in implementing our strategic, operating and people initiatives; the risk that we will not be able to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies. Additional information regarding factors that could cause results to differ can be found in this Annual Report on Form 10-K and our other recent filings with the Securities and Exchange Commission (the “SEC”).

Future economic and industry trends that could potentially impact net sales and profitability are difficult to predict.  These forward-looking statements are based on information as of March 31, 2008, and we assume no obligation to publicly update or revise our forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

Item 1.  Business.

Business Development

NewCardio, Inc., a Delaware corporation (“NewCardio”), through its wholly-owned subsidiary, NewCardio Technologies, Inc., a Delaware corporation (“NewCardio Technologies”), is a development-stage cardiac diagnostic company focused on the research, development and commercialization of software and hardware products and services for the non-invasive diagnosis of and monitoring of cardiovascular disease (“CVD”), as well as the cardiac safety assessment of new drugs under development.  We are developing products that we believe will improve diagnostic screening for cardiac disease and changes in cardiac status. We are currently focused on the development of a proprietary platform technology for our products, which we believe will improve the diagnostic accuracy and value of the standard 12-lead electrocardiogram (“ECG").  Our 3-D ECG platform is designed to reduce the time and expense involved in assessing cardiac status, while increasing the ability to diagnose clinically significant conditions which were previously difficult or impossible to detect, using currently available electrocardiographic techniques.  We expect a key application of our technology to be the assessment of cardiac safety for new drugs under development.

NewCardio was incorporated in the State of Delaware on September 2, 2003, under the name EP Floors, Inc. (“EP Floors”).  NewCardio Technologies was incorporated in the State of Delaware on September 7, 2004 under the name NewCardio, Inc.  On November 16, 2006, in connection with the sale of substantially all of the shares of common stock, EP Floors ceased operations and became a shell corporation.  On November 20, 2006, EP Floor’s corporate name was changed to Marine Park Holdings, Inc. (“Marine Park”).  From November 16, 2006 through December 27, 2007, Marine Park was a shell company.  On December 27, 2007, Marine Park consummated a reverse merger by entering into a share exchange agreement with the stockholders of NewCardio Technologies (the “Share Exchange”), pursuant to which the stockholders of NewCardio Technologies exchanged all of the issued and outstanding capital stock of NewCardio Technologies for 18,682,537 shares of common stock of Marine Park, representing 92% of Marine Park’s outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of Marine Park held by certain stockholders of Marine Park made concurrently with the share exchange.  As of December 27, 2007, Marine Park’s officers and directors resigned their positions and Marine Park changed its business to NewCardio Technologies’ business.  As a result, the historical discussion and financial statements included in this Annual Report on Form 10-K are those of NewCardio Technologies.  On January 17, 2008, Marine Park’s corporate name was changed to NewCardio, Inc. and NewCardio’s corporate name was changed to NewCardio Technologies, resulting in the current corporate structure in which NewCardio, Inc., is the parent corporation, and NewCardio Technologies, Inc., is its wholly-owned subsidiary.

General

In the United States in 2005, costs for CVD diagnostic tests approached $5 billion, according to the American Heart Association Statistics Committee, Heart Disease and Stroke - 2007 Update. We believe this market will continue to increase, drive market growth for novel and improved CVD diagnostic tools. Such market growth may occur because of one or more of the following trends:

•	the US population is aging and the incidence of CVD rises with age;

•	health care providers continue to search for more effective, efficient, and less expensive diagnostic and therapeutic solutions;

•	the prevalence of obesity and Type II diabetes continue to increase worldwide, and this will significantly increase the incidence of CVD and adverse cardiovascular events in the future; and

•	under-diagnosis of CVD in women is increasingly appreciated as a significant public health problem, and there is a particularly acute need for improved diagnostic tools to address this issue.

NewCardio intends to compete in two large segments of the CVD diagnostic market: (1) cardiac safety services for drug development, and (2) CVD diagnostics.

Cardiac Safety Market for Drug Development

Unexpected cardiac toxicity is a common cause of delays in drug development, abandonment of otherwise-promising drug candidates, and withdrawal of previously approved drugs from the market.  One of the most important consequences of such toxicity is life-threatening arrhythmia, which usually results from drug-induced alterations in cardiac electrical activity and in some instances were implicated as causes of sudden cardiac death. Some drugs have recently been associated with a different kind of cardiac toxicity, that is, increased risk of myocardial infarction (“MI”), heart failure, and/or stroke.

Such increased risk could go undetected during drug development. Clinical trials generally involve at most 10,000 patients, but drug-induced arrhythmia is usually a rare event, typically 1 in 100,000 patients or less. Similarly, drug-induced increases in MI and stroke are subtle and usually not appreciated from clinical trial data. Thus, cardiac toxicities of drugs in many cases becomes apparent only after a drug is marketed to millions of users.

Because of the difficulty in detecting cardiac toxicity, surrogate diagnostic markers are used during drug development to detect increased cardiac risk. The most important such surrogate marker is the drug-induced changes in the QT interval on the ECG. "QT" is the time interval that is measured on the ECG signal from a part of the signal labeled "Q", start of depolarization, through "T," end of repolarization. The United States Food and Drug Administration (the “FDA”) and other drug regulatory bodies now require extensive ECG data on all drugs in clinical development, with a particular focus on drug-induced QT interval changes. Many of the new standards are set forth in the E14 Guidance for Industry published jointly by the FDA and the International Committee on Harmonisation in October 2005 (the E14 Guidance) at www.fda.gov/cder/guidance/6922fnl.htm. The primary focus of the E14 Guidance is a detailed assessment of a drug's effects on ECG parameters, particularly the QT interval.

One of the most striking new standards in the E14 Guidance is the requirement for a single trial, called a “Thorough QT Study” (TQTS), whose purpose is to define the drug’s effect on the QT interval. The TQTS must assure regulators that the drug does not prolong QT interval more than a minimal amount. A drug that “fails” this test may still be developed, but later phase trials now must include substantially more detailed cardiac safety data. This may result in additional development costs and may add at least 1-2 years to the development process. In practice, a failed TQTS will often lead drug sponsors to abandon an otherwise-promising drug.

Meeting the standards of the E14 Guidance is made even more challenging by the difficulty of measuring drug-induced QT prolongation on ECG. At present, QT intervals are assessed by cardiac safety core labs in a manner that is labor-intensive, expensive and often of uneven quality. Computerized algorithms have not been able to effectively solve this problem. Among other factors, such algorithms are limited by the same difficulties that human readers face, particularly precisely defining a low-amplitude event surrounded, and sometimes buried within, electrical noise. At present, most expert observers regard them as unreliable for cardiac safety assessment in drug development, and the E14 Guidance unequivocally recommends manual assessment.

As a consequence of these developments, drug sponsors are devoting an increasing amount of time and resources to cardiac safety issues. Currently, about 2000 new drugs (referred to herein as “New Chemical Entities,” or “NCE”) are being studied as discussed forth at http://newmeds.phrma.org/. Each NCE that reaches market will typically need 10,000 - 50,000 ECG’s, and if the product is intended for treatment of a cardiovascular disease, possibly as many as 100,000 ECGs or more for analysis of cardiac safety. Indeed, depending upon the NCE, a single TQTS may require 30,000 ECGs or more. What is needed is a reliable, accurate, precise and fully automated method of measuring drug effects on QT intervals and other ECG indicators of cardiac risk.

CVD Diagnostics Market

In the CVD diagnostic market, NewCardio intends to compete in a large segment described as Cardiac Monitoring and Diagnostic Services comprised of point-of-care technologies and services, which account for approximately 65% of the total available market, and ambulatory (outpatient) monitoring for cardiac disease, which accounts for approximately 35% of the total available market. In the future, we expect that the ambulatory segment will see faster growth following the general trend of increased outpatient diagnosis procedures, as well as technological improvements that make remote digital monitoring more feasible.

While advanced CVD diagnostic testing (such as cardiac magnetic resonance imaging and multidetector computed tomography) have important roles, they are not suited for initial screening of patients with suspected cardiac disease, and there remains an unmet need for better CVD diagnostic screening tools. NewCardio intends to provide such tools, targeted primarily to two subsegments of the CVD diagnostic market:

Stationary Cardiac Screening and Diagnostics:

•	patients who enter the emergency department or other acute care facilities must be quickly and accurately evaluated for potentially life-threatening acute cardiac disease;

•	other ambulatory or hospitalized patients with or without a cardiac disease diagnosis may need to be screened for their level of risk, the presence of disease, or disease progression.

Ambulatory Cardiac Monitoring:

•	patients with difficult to assess or transient cardiac symptoms require long-term, real-time monitoring for diagnosis and evaluation;

•
patients with established cardiac disease may need longer-term ambulatory monitoring to assess the effectiveness of therapy or establish the need for additional diagnostic tests or therapeutic interventions.

Principal Products and Applications

Our novel core technology platform provides real-time, 3-D analysis of the heart's electrical activity, as detected at the body surface by standard 12-lead ECG electrodes. ECG input signals are typically sampled at 500 Hz (500 times per second). Each signal is then normalized to present equidistant signal source representation from the body surface electrodes, and then mathematically processed to generate 3-D visual representations and other useful diagnostic tools on a high resolution time basis. The ECG signal processing can be fully performed on a laptop computer so that the 3-D visual output is immediately available to the physician alongside the 12-lead standard ECG.  We have exploited our core technology platform to develop three initial products, , QTinno™, VisualECG™, AND CardioBip™, which are in various stages of development, as follows:

QTinnoTM

QTinnoTM is a novel fully automated software tool suite that we believe provides fast, accurate and precise QT interval data from a broad range of ECGs.  QTinnoTM  is intended for use by ECG core laboratories and Clinical Research Organizations (“CROs”) as a replacement for manual/human ECG readers.  QTinnoTM will measure QT and other relevant intervals from ECG computer files.  It will annotate ECG images and calculate numerical results.

QTinnoTM can be installed and used on any computer.  It does not require a dedicated computer and no special hardware is required to operate the software.  Laboratories and CROs will continue to use their ECG hardware to obtain standard ECG recordings.  They will then create digital files of these ECG recordings in order to use QTinnoTM software.  QTinnoTM will receive the ECG input signal via any standard means of transporting a digital computer file, such as a CD/DVD, USB drive or a network.

The QTinnoTM algorithm first processes the input signal into a 3-D representation of cardiac electrical activity over time. It then generates “virtual” ECG leads based on 3-D information that include balanced and complete information from all parts of the heart. This improves signal-to-noise ratio and shows difficult-to-detect events with substantially greater clarity than the standard 12-lead display. This enables reliable, automated identification of key cardiac events, including the QT interval.

The QTinnoTM software comprises many features that make fully automated QT interval assessment more reliable and easier to evaluate.

QT ClientTM, a standalone Java software tool for viewing and adjudication of QTinnoTM batch job results, includes convenient visual presentation of waveforms, QTinnoTM annotations, numerical results, and instant visual and numerical feedback when manual adjustments are made. It stores complete editing history with full audit trail capability.

VisualECGTM

The VisualECGTM is a set of algorithms and tools that provide a comprehensive method to describe cardiac electrical activity in time and space. VisualECGTM extracts additional information from standard 12-lead ECG signals and uses it to generate a 3-D representation of cardiac electrical activity as a function of time. To further enhance understanding and interpretation, the program superimposes the diagnostically relevant electrical information on an intuitive, revolving 3-D anatomic model of the heart. The VisualECGTM also includes algorithms for real-time vectorial analysis and normalization tools to ensure accurate representation of all heart regions. We believe that this enables the VisualECGTM to detect potentially fatal diseases such as acute coronary syndromes with far greater sensitivity and specificity than is possible with the standard ECG.

Importantly, the VisualECGTM requires no change in standard ECG practice. The ECG is obtained exactly as it is now, with the electrodes placed in the same locations and no need for additional electrodes. Moreover, the VisualECGTM provides the 12-lead display along with its novel 3-D analytical presentations, to allow correlations between displays and provide reassurance that no information has been lost. We believe this will be highly important in promoting acceptance of the VisualECGTM by the medical community.

CardioBipTM

The prototype of CardioBipTM is a mobile ECG transtelephonic system comprised of a mobile ECG recording and transmitting device, and a diagnostic center which receives, processes and analyzes the data. The purpose of CardioBipTM is to allow a patient to record ECG data with a mobile recorder, by placing it on the patient’s chest, using three integrated electrodes to make contact. The patient would touch two points on the recorder with each hand, thereby providing two additional electrodes.  No wires are required.

The recorder will wirelessly transmit it to a diagnostic center, where a standard 12-lead ECG will be reconstructed from a calibrated, patient-specific transformation matrix.  The data will also be analyzed with the VisualECGTM array of 3-D analytical tools. A physician will then evaluate the information, enabling more accurate and timely diagnoses of acute cardiac events, and facilitating immediate intervention in life-threatening situations or as part of a routine remote checkup.

CardioBipTM  is not currently being developed beyond this prototype stage.  Our current strategic priority is to first introduce both QTinnoTM and VisualECGTM and then later complete the development of CardioBipTM.

Clinical Studies

QTinnoTM - Completed Internal Studies

QTinnoTM performance in drug-induced QT prolongation. We conducted an internal study of QTinnoTM performance in ECGs from 26 normal volunteers who had a total of 104 ECGs, obtained at baseline and at 3 time points after receiving a known QT prolonging drug. Results obtained with QTinno closely matched that of careful manual reads by cardiologists, yet did so in a fully automated and highly precise manner. The study demonstrated that QTinno was accurate, precise and reliable for QT determination in this population, which is typical of that used in Thorough QT Studies and other early phase clinical trials.

QTinnoTM performance in complex ECGs. We obtained over 5000 ECGs from patients with a broad range of heart diseases, and ECGs having various artifacts including low-frequency and high-frequency electrical noise, muscle artifact and other confounding factors. We used this set to further improve QTinnoTM performance. This internal study demonstrated that QTinnoTM delivers highly accurate and reproducible results even in very difficult ECGs.

QTinnoTM - Completed External Studies

QTinnoTM performance in drug-induced QT prolongation. This was a re-analysis with QTinnoTM of 1963 ECGs from patients treated with a QT prolonging drug. As was the case in our internal studies, results obtained with QTinnoTM closely matched that of careful manual reads by cardiologists, yet did so in a fully automated and highly precise manner.  No material negative results were found.  It is expected that results from the study will be suitable for presentation at national cardiology meetings, and for submission to a peer-reviewed medical journal.

QTinno - Planned External Studies

QTinno performance in Thorough QT Study ECGs. This will be a re-analysis with QTinnoTM of ECGs from a recent Thorough QT Study analyzed by a cardiac safety contract research organization (CRO). We expect the study will begin in Q1 2008, and will involve about 7000 ECGs. Results from QTinno will be compared to the results from manual reads previously submitted to the FDA, and to results from an existing automated algorithm, which was not submitted but which is on file with the CRO. It is expected that results from the study will be suitable for presentation at national cardiology meetings, and for submission to a peer-reviewed medical journal.

Upon successful completion of the external validation studies described above, we intend to engage a major CRO potential customer and perform a joint QTinno validation study.

VisualECGTM - Completed Internal Study

European pilot trial of VisualECG TM  diagnostic sensitivity for angioplasty-induced ischemia. The study compared sensitivity of the VisualECG TM to the standard ECG in detecting ischemia induced by balloon coronary occlusion. Continuous ECG data was obtained from 51 patients during 117 separate coronary balloon occlusions of at least 90 seconds. The study revealed that the standard ECG became diagnostic for ischemia in 67% of the occlusions, whereas the VisualECGTM was diagnostic in 90%. The gain in sensitivity was most marked for occlusions in the circumflex and right coronary artery distributions, the regions in which the standard ECG has the lowest sensitivity due to sensor distance from the heart.

VisualECG TM - Completed External Study

Beth Israel Deaconess Medical Center (BIDMC) - Harvard University Study of VisualECG TM  in Acute MI. This study addressed whether the standard ECG or the VisualECGTM could more accurately detect early-stage acute MI.  The study included 133 consecutive BIDMC patients with clinically suspected acute MI, who were admitted to the CCU, and who had coronary intervention within 6 hours of admission.  The first ECG obtained in the BIDMC emergency department was retrieved for each patient.  In each instance, this ECG data was used to generate a VisualECG TM. The standard ECG and VisualECG TM were evaluated by independent, blinded observers for indicators of acute MI and results were compared.

The study showed that the standard ECG in these patients was diagnostic of acute ischemia for about 66% of patients, whereas the VisualECG TM was diagnostic in about 81% of patients.  No material negative results were found.

VisualECG TM - Planned External Studies

VisualECG TM Markers of Ischemia in Emergency Department Patients With Chest Pain. We intend to collaborate with one or more Emergency Departments (ED) to obtain digital ECGs and corresponding clinical information from at least 500 patients presenting to the ED with chest pain from various causes. We intend to use this database to develop a suite of novel markers capable of identifying acute cardiac syndromes with a high degree of sensitivity, specificity and diagnostic predictive value.

Marketing and Sales

QTinno TM

We intend to market QTinno TM as a fully automated software tool that provides:

•	diagnostic speed, requiring only about several to process a typical Thorough QT study, orders of magnitude, substantially faster and less labor-intensive than the current gold standard manual read;

•	diagnostic accuracy and precision in assessing amount of drug induced QT prolongation, with results comparable to the current gold standard manual read but with substantially less variance; and

•	cost savings by substantially reducing amount of human labor and time required to conduct Thorough QT studies and other drug cardiac safety studies.

We believe our key target customer segments are the pharmaceutical and biotechnology industries, contract clinical research organizations, and academic clinical research organizations.

We intend to hire an experienced and proven internal sales and marketing organization, commencing in Q1 2008.  We anticipate it will take nine to twelve months to put this corporate infrastructure into place, along with support staff to enable a successful launch of QTinno TM.

We intend to use traditional and advanced methods to enter the market, supporting a direct sales effort with an integrated marketing plan to raise product and service awareness to assist in generating sales leads. The key components of a branded marketing plan will likely include, for example:

•
a public and media relations campaign focused on industry trade journals and business media outlets; appearances at trade shows to make professional presentation and make direct contact with interested prospects;

•	maintaining a robust website to reflect the brand and positioning of NewCardio, raise awareness and encourage site visitors to make direct inquiries to the company;

•
maximizing the number and quality of presentations at high-profile national scientific meetings, such as the American Heart Association, the European Society of Cardiology, the American College of Cardiology, the Heart Rhythm Society and other key professional organizations;

•
ensuring high-quality scientific and clinic research and seeking to publish results in top-tier, peer-reviewed scientific journals such as the New England Journal of Medicine, JAMA, Circulation, Journal of the American College of Cardiology, American Journal of Cardiology, American Heart Journal, Clinical Cardiology, and the like;

•
retaining respected consultants and medical writers to ensure well written, authoritative review articles in widely read educational journals, such as Progress in Cardiovascular Disease, Clinical Cardiology, Cardiology Today, Drug Information Journal, Good Clinical Practice Journal, and the like.

•	retaining independent consultants to develop continuing medical education (CME) presentations at high visibility web sites, such as theheart.org, medscape, vbwg.org, and dia.org.

•
internet Advertising, Direct Mail and email, and Webinars to inform interested parties with a closer look at NewCardio products and services. All of these mechanisms will be conducted as part of a branded and integrated marketing campaign and will be measured through an internet-based CRM system that hosts a central prospect and customer database and measures campaign effectiveness.

Research and Development

We plan to focus our short and medium term development efforts on QTinnoTM, Visual ECG TM and CardioBip TM products. In the longer term we will pursue other key markets by researching ways to apply our 3-D ECG modeling and interpretation technology to key cardiovascular conditions and disease.

QTinno TM is nearly ready for commercial deployment. Key areas of further development include input/output user interface to be able to accommodate even larger number of various digital ECG formats and output formats for seamless integration with customer’s data handling systems. It is expected that upcoming validation studies will point out small improvement opportunities for various QTinno TM software building blocks.

VisualECG TM product development will focus on tools and methods for substantially increasing the specificity of VisualECG TM when compared with the standard 12-lead ECG. The goal of this development is a fully automated VisualECG TM tool that will enable emergency room physicians to obtain much increased diagnostic value when compared with the standard 12-lead ECG. Development areas beyond increased specificity and sensitivity include more precise localization of the ischemic area of the heart as well as a better estimate of the size of the heart attack (infarct).

CardioBip TM products will undergo an electrical and mechanical redesign which will include a software update. The purpose is to further increase noise rejection performance of the device and to deliver a low power system and software design. A key feature that will be pursued is the openness for an easy integration with existing hand held PDA/mobile phone platforms.

Competition

We have many competitors for all three of our main product lines. The largest of these competitors, GE Healthcare, Phillips Medical Systems, Mortara, and Welch-Allyn, have significant competitive advantages in ECG diagnostics and currently control a combined 90+% of the US market. Market advantages of these larger providers include widespread adaptation by hospitals of complete ECG recording, transmission, and data storage systems, of which eCG analysis software is an integral part. This vertical integration makes it difficult for smaller providers of ECG analysis software to gain market share. However, we believe our 3-D approach and novel analytical algorithms offers substantial competitive advantages over the analysis programs of larger ECG service providers, including increases in diagnostic sensitivity, specificity and predictive value for acute coronary syndromes (heart attacks and related conditions), and increased accuracy, precision, and full automation in obtaining data on QT interval effects of drugs, which the FDA requires from all drug developers.

Following are the companies, and products, that we consider to be our primary competitors:

GE Healthcare. The Marquette 12SL ECG Analysis program measures and analyzes recorded cardiac signals, then provides an interpretation of the ECG waveforms. It provides an automated analysis of rhythm and cardiac intervals including QT interval. It also has an algorithm for measuring microvolt T-wave alternants, a specialized form of T-wave analysis that may be used to identify individuals with diseased hearts who would benefit from an implantable defibrillator.

Phillips Medical Systems. The Philips 12-Lead Algorithm analyzes ECG waveforms recorded over a ten-second period, uses the recorded complexes to generate a representative "median beat" in each lead, interprets this derivative information and produces a computer-annotated report. It provides automated analysis of cardiac intervals including QT interval, and supports reporting, storage and transmission of data in XML format that is now required by the U.S. Federal Drug Administration (“FDA”).

Mortara provides the ELI line of ECG hardware, interpretive software marketed under the VERITAS trademark, and the E-Scribe ECG data management system. The latter product is used by the FDA for selective review of ECGs submitted to the FDA ECG warehouse. In addition, Mortara has a Certified Partners Program which allows the partner to use E-Scribe to submit ECG data to the warehouse, and if desired, to use VERITAS and E-scribe to evaluate and annotate the ECGs. The system includes automated analysis of QT intervals and supports reporting, storage and transmission of data in XML format. The Certified Partners and E-Scribe give Mortara a significant competitive advantage in the drug safety market, since they make it convenient for the customer to submit a complete package of digital ECG data in an acceptable format to the FDA.

Welch-Allyn markets ECG hardware (CP-200 systems), interpretive software, and ECG data management software (CardioPerfect Workstations). It commands a significant portion of the clinical diagnostic market but is only infrequently used for clinical research in drug development.

Cardiac Science markets ECG hardware (Eclipse Premier) and centralized ECG data management systems through its wholly-owned Quinton subsidiary. It uses the Mortara VERITAS system as OEM software for ECG analysis (which does not include the E-Scribe battery of ECG submission tools). These systems are not extensively used in clinical research for drug development.

iCardiac, a recently formed company, intends to provide a range of cardiac safety CRO services for Pharma. Its primary ECG interpretive technology is called COMPAS, and is intended to provide novel biomarkers other than QT interval for drug-induced cardiac toxicity. These markers have not yet been validated. Pfizer's capital investment arm recently invested in this company.

OBS Healthcare is a wholly owned subsidiary of Oxford BioSignals, a newly formed, UK-based company. Its products include hospital monitoring devices and BioSign integrated software for providing early warnings of deteriorating patient condition. For cardiac safety and QT analysis, they provide BioQT software for statistical analysis of ECG waveforms based on a proprietary approach (hidden Markov model). ). To date, no validating data is publicly available.

Monebo intends to provide a comprehensive system for real-time assessment of cardiac health. Its products include three subsystems, the CardioBelt, a Holter-type device for ECG acquisition; an ECG analysis algorithm, which detects key events by identifying local minima, maxima, or changes in voltage direction; and risk stratification software which seeks to define risk based on results of ECG analysis. To date, they have not provided validating data for any of their subsystems.

Intellectual Property

The medical products industry, including medical software and  hardware technology products, places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, on our ability to obtain patent protection for our products, to preserve our trade secrets and to avoid infringing the proprietary rights of third parties.

We hold certain patent rights, have certain patent applications pending and expect to seek additional patents in the future.  However, we cannot assure the success or timeliness in obtaining any such patents or the breadth or degree of protection that any such patents might afford us. The patent position of medical software and hardware technology products is often highly uncertain and usually involves complex legal and factual questions. There is a substantial backlog of patents at the United States Patent and Trademark Office. No consistent policy has emerged regarding the breadth of claims covered in medical technology product patents. Accordingly, we cannot assure that patent applications relating to our products or technology will result in patents being issued, that, if issued, such patents will afford adequate protection to our products or that our competitors will not be able to design around such patents. In that regard, a company's research and development efforts, supplemented by the timing protection afforded by protective patents, are what leads to a competitive advantage.

We believe that we own all our intellectual property and proprietary technology.  Most of our intellectual property and proprietary technology was developed by consultants who either developed such intellectual property and proprietary technology for us or assigned all rights to intellectual property and proprietary technology they had previously created to us, in both cases, pursuant to intellectual property invention and assignment agreements.  We believe these invention and assignment agreements are all valid and enforceable in accordance with their terms.  However, we cannot assure that they are valid and enforceable or that they will not be breached, and that we will have adequate remedies for any breach.

We also seek to protect our proprietary technology, including technology that may not be patented or patentable, in part through confidentiality agreements and inventors' rights agreements with collaborators, advisors, employees and consultants.  We cannot assure that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise be disclosed to, or discovered by, competitors.

We have not been required to obtain licenses to patents or other proprietary rights of third parties to develop our products. We cannot assure that licenses will not be required in the future for certain patents or proprietary rights or that such licenses would be made available on terms acceptable to us, if at all.  If we cannot obtain necessary licenses, we may encounter delays in product development and market introductions while we attempt to design around such patents or other rights, or we may be unable to develop, manufacture or sell such products in certain countries, or at all.

The following table summarizes the status of our patents and patent applications as of the date hereof:

App Number/ Filing Date	Brief Summary (Products Covered)	Status
PCT/ YU2004/ 00020 08/20/04	Cordless recording and telecommunication of three special ECG leads and their processing (CardioBipTM)
International Application now being examined in the US, China, Japan, Korea and the European Union (EU)
First EU Patent Office Action 12/07: All 33 claims allowable
EU Certificate of Patent Grant issued 2/08
EU Patent expires 08/2024

PCT/ US2005/ 001239 16 Jan 05	Visual 3-D presentation of ECG data (VisualECGTM, QTinnoTM)	International Application now being examined in the China, Japan, Korea and the European Union (EU)
US 11/ 036,930 16 Jan 04	Visual 3-D presentation of ECG data (VisualECGTM, QTinnoTM)
US Patent Application covering same subject matter as PCT/US2005/001239 International Application
US Patent No. 7,266,488 issued 4 Sept 2007
US Patent Expires 01/2025
Application for grant of additional claims (Divisional US Patent Application)  filed 31 August 2007

PCT/ US2007/ 001612 18 Jan 06	Device and methods for evaluating QT intervals and other cardiac electrical events from ECGs (QTinnoTM)	No Patent Office Actions yet received
US Provisional Patent Application	Device and methods for evaluating cardiac electrical events (QTinnoTM)	Filed 8/1/07 Provisional applications not examined but establish an invention priority date, provided that a non-provisional, standard US application is filed by 8/1/08

At present, our patents and patent applications are supplemented by substantial intellectual property we are currently protecting as trade secrets and proprietary know-how. This includes matter related to all three product lines. We expect to file additional patent applications on a regular basis in the future.

We believe that our intellectual property and expertise constitutes an important competitive resource, and we continue to evaluate the markets and products that are most appropriate to exploit this expertise. In addition, we maintain an active program of intellectual property protection, both to assure that the proprietary technology developed by us is appropriately protected and, where necessary, to assure that there is no infringement of our proprietary technology by competitive technologies.

Government Regulation

Our products are medical devices and, thus, are subject to regulation by the FDA and other regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with medical devices:

•	product design and development;

•	product testing;

•	product manufacturing;

•	product labeling and packaging;

•	product handling, storage, and installation;

•	pre-market clearance or approval;

•	advertising and promotion; and

•	product sales, distribution, and servicing.

FDA’s Pre-market Clearance and Approval Requirements.  The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification, known as both a PMN and a 510(k) clearance, requesting clearance of the device for commercial distribution in the U.S. Some low risk devices are exempted from this requirement.  Class III devices are devices which must be approved by the pre-market approval (“PMA”) process.  These tend to be devices that are permanently implanted into a human body or that may be necessary to sustain life.  For example, an artificial heart meets both these criteria.  Our products do not fall into Class III categorization.

We believe that QTinno™ falls into the category of devices that are exempt from requiring 510(k) pre-market clearance with the FDA.  This is because QTinno™ does not directly interact with a patient’s diagnosis and will be for use in drug safety applications.  VisualECG™ and CardioBip™ fall into Class II, as they are both electrocardiographs and vectorcardiographs.  They must, therefore, first receive 510(k) clearance or pre-market approval from the FDA before we can commercially distribute them in the U.S.

510(k) Clearance Process. For each of VisualECG™ and CardioBip™, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from class III to either class II or I. If a device being submitted is significantly different than a previously cleared 510(k) device in terms of design, material, chemical composition, energy source, manufacturing process, or intended use, the device nominally must go through PMA.

The FDA’s 510(k) clearance process usually takes at least three months from the date the application is submitted and filed with the FDA, but it can take significantly longer. A device that reaches market via the 510(k) process is not considered to be "approved" by the FDA. They are generally referred to as "cleared" or "510(k) cleared" devices.  Nevertheless, it can be marketed and sold in the United States.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require pre-market approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or pre-market approval is obtained.

Pervasive and continuing FDA regulation. After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

•	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

•	Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S. to register with the FDA;

•	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

•
Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•
Medical Device Reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

•	fines, injunctions, and civil penalties;

•	mandatory recall or seizure of our products;

•	administrative detention or banning of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance or pre-market approval of new product versions;

•	revocation of 510(k) clearance or pre-market approvals previously granted; and

•	criminal penalties.

Government regulation of QTinnoTM for drug safety applications. The evaluation of ECGs from clinical trials for drug development are conducted under an Investigational New Drug or New Drug Application. As such, they are governed by The Food Drug and Cosmetic Act and regulations promulgated thereunder, primarily those set forth in Chapter 21 of the Code of Federal Regulations (21 CFR). Although no specific regulations govern use of electrocardiographic analytical tools in drug trials, QTinno must, nevertheless, be compliant with substantial portions of 21 CFR, particularly 21 CFR Part 11 regulating collection and submission of electronic data to the FDA. In addition, key personnel at the FDA must be intimately familiar with QTinno performance and regard it as reliable before drug sponsors.

NewCardio intends to pursue an expedited pathway for validation and market acceptance of QTinno. The Critical Path Initiative is the FDA's program to stimulate a national effort to modernize the drug development process. Improved cardiac safety analysis, including improved ECG assessment, is a prominent feature of this Initiative. To this end, the FDA has recently established the Cardiac Safety Research Consortium (“CSRC”) and a digital warehouse of over 800,000 ECGs submitted by Pharma sponsors in support of various New Drug Applications.

The CSRC is a committee of cardiac safety experts from industry, academia, the FDA, the National Institutes of Health, and other public sector organizations. Its mission is to advance cardiac safety of new and existing drugs, with an initial focus is on QT prolongation and arrhythmia risk. We believe it will play key role in evaluating new cardiac safety technologies such as QTinno, and in assuring that technologies proven to be effective are rapidly disseminated and adapted.

International Regulation. International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. The VisualECG and the CardioBip may be affected by this legislation, but we believe that it does not affect development or implementation of QTinno for pharmaceutical development purposes. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the CE mark. CE is an abbreviation for Conformité Européene (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. Failure to obtain the CE mark will preclude us from selling the VisualECG, CardioBip and related products in the European Union.

Employees

As of December 27, 2007 we had two full-time employees and no part-time employees.  Additionally, we have approximately 12 consultants who perform various specialized services for us.  We have five consultants in Belgrade, Serbia, who perform research and development for us.  We have approximately six consultants who perform clinical and regulatory support and compliance for us.  We have one consultant who advises us on sales and marketing and the commercialization of our products.  We also engage consultants for investor relations, accounting and legal services.

Available Information

We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the SEC. These reports will be available as soon as reasonably practical after such reports are electronically filed with, or furnished to, the SEC.  All of these documents are available in print without charge to stockholders upon request. Our SEC filings are available to the public over the Internet at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference rooms in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Item 1A.  Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-KSB should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Risk Factors Related to Our Business.

We Are A Development Stage Company And May Never Commercialize Any Of Our Products Or Earn A Profit.

We are a development stage company and have incurred losses since we were formed. We have incurred operating losses of $9,300,648 as of December 31, 2007 and incurred cumulative losses since our inception on September 7, 2004 through, December 31, 2007 of $10,455,905. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

The Commercial Success Of Our Products Will Depend On The Degree Of Market Acceptance Of These Products Among Physicians, Patients, Health Care Payors And The Medical Community.

The use of our heart diagnostic products has never been commercialized. Even if approved for sale by the appropriate regulatory authorities, physicians may not order diagnostic tests based on our heart diagnostic technology, in which event we may be unable to generate significant revenue or become profitable. In addition, physicians and patients may not utilize the heart diagnostic products unless third-party payors, such as managed care organizations, Medicare and Medicaid, pay a substantial portion of the test’s price. There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology. Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

·	not experimental or investigational,
·	medically necessary,
·	appropriate for specific patient,
·	cost-effective, and
·	supported by peer-reviewed publications.

Since each payor makes its own decision as to whether to establish a policy to reimburse for a test, seeking these approvals is a time-consuming and costly process. We cannot be certain that coverage for the nano-biochip gene expression kit will be provided by any third-party payors, in which event we may be unable to generate significant revenue or become profitable.

Our products are highly regulated, and we will not be able to commercialize our products if we cannot obtain the necessary regulatory approvals.

Our products are subject to extensive regulation and/or acceptance by numerous governmental authorities in the United States and other countries, including the FDA.  Most of our products will require governmental clearance before they can be commercialized, and may even require governmental approval before they can be commercialized.  If we are unable to obtain regulatory clearances or approvals for our products at all or in a timely manner, we will not be able to grow as quickly as expected, or at all, and the loss of anticipated revenues will reduce our ability to fully fund our operations and to otherwise execute our business plan.  Our failure to receive the regulatory clearances or approvals in the United States would likely cause us to cease operations and go out of business.

As we develop additional new products we will be required to determine what regulatory requirements, if any, we must comply with in order to market and sell our products in the United States and worldwide.  The process of obtaining regulatory clearance and approval could take years and be very costly, if clearance or approval can be obtained at all.  If we fail to comply with these requirements, we could be subjected to enforcement actions such as an injunction to stop us from marketing the product at issue or a possible seizure of our assets.  We intend to work diligently to assure compliance with all applicable regulations that impact our business.  We can give no assurance, however, that we will be able to obtain regulatory clearance or approval for our products.  We also cannot assure that additional regulations will not be enacted in the future that would be costly or difficult to satisfy.  Our failure to receive regulatory approvals in the United States in a timely manner or comply with newly enacted additional regulation could cause us to cease operations and go out of business.

The regulatory process, which includes pre-clinical and clinical testing of many of our products to establish their safety and effectiveness, can take many years and require the expenditure of substantial financial and other resources. Data obtained from pre-clinical and clinical activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review.  Delays in obtaining such clearances or approvals could adversely affect our marketing of products developed and our ability to generate commercial product revenues.

In addition, if we desire to commercial our products worldwide, we will be required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice, resulting in our products being banned in certain countries and an associated loss of revenues and income.  Foreign regulatory agencies can also introduce test format changes which, if we do not quickly address, can result in restrictions on sales of our products.  Such changes are not uncommon due to advances in basic research.

Our inability to protect our intellectual property rights could allow competitors to use our proprietary rights and technologies in competition against our company, which would reduce our sales.

We rely on a combination of patent, patent pending, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual property.  We cannot give any assurance that these measures will prove to be effective in protecting our intellectual properties.  We also cannot give any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits.  Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents.  While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the United States.  We can give no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement.  Similarly, we cannot give any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights.  Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

We also rely on proprietary designs, technologies, processes and know-how not eligible for patent protection.  We cannot give any assurance that our competitors will not independently develop the same or superior designs, technologies, processes and know-how.

While we have and will continue to enter into proprietary rights and invention assignment agreements with our employees and consultants, we can give no assurance that courts of competent jurisdiction will enforce those agreements.

If We Are Unable To Develop Products To Keep Pace With Rapid Medical And Scientific Change, Our Operating Results And Competitive Position Would Be Harmed.

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cardiac problems. These advances require us continuously to develop new products and enhance existing products to keep pace with evolving standards of care. Our test could become obsolete unless we continually innovate and expand our product to demonstrate recurrence and treatment benefit in patients treated with new therapies. New treatment therapies typically have only a few years of clinical data associated with them, which limits our ability to perform clinical studies and correlate sets of genes to a new treatment’s effectiveness. If we are unable to demonstrate the applicability of our tests to new treatments, then sales of our tests could decline, which would reduce our revenues.

We may need to raise capital to fund our operations, and our failure to obtain funding when needed may force us to delay, reduce or eliminate our product development efforts.

If in the future, we are not capable of generating sufficient revenues from operations and our capital resources are insufficient to meet future requirements, we may have to raise funds to continue the development, commercialization, marketing and sale of our products.

We cannot be certain that funding will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our products, obtain funds by entering into agreements on unattractive terms or restrict or cease our operations and go out of business.

We are dependent upon key personnel and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our success is heavily dependent on the continued active participation of our current executive officers, including Branislav Vajdic. Loss of the services of Mr. Vajdic could have a material adverse effect upon our business, financial condition or results of operations. Mr. Vajdic currently does not any plans to retire or leave us in the near future. We do not maintain any key life insurance policies for any of our executive officers or other personnel. The loss of any of our senior management could significantly impact our business until adequate replacements can be identified and put in place. . In addition, as we grow we will need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure, which could delay the development, commercialization, marketing or sales of our products.  This delay may cause a delay in revenues and profitability that may require us to restrict or cease our operations and go out of business.

We may have difficulties managing growth which could lead to higher losses.

While we have not yet achieved any revenues through the sale or licensing of our products, and depending on market acceptance and the timeliness of necessary regulatory approvals, we might not be in a position to rapidly commercialize our products. Rapid growth would strain our human and capital resources, potentially leading to higher operating losses. Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures. Should we be unsuccessful in accomplishing any of these essential aspects of our growth  in an efficient and timely manner, then management may receive inadequate information necessary to manage our operations, possibly causing additional expenditures and inefficient use of existing human and capital resources or we otherwise may be forced to grow at a slower pace that could slow or eliminate our ability to achieve and sustain profitability.  Such slower than expected growth may require us to restrict or cease our operations and go out of business.

Risk Factors Related to Our Stock.

We have a history of operating losses and expect to report future losses that may cause our stock price to decline and a loss of your investment.

For the operating period since inception (September 7, 2004) through December 31, 2007, we have incurred a net cumulative loss of $10,455,905. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness or global recession may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in a loss of a portion or all of your investment.

Our research and development efforts may not result in commercially viable products which could result in a decline of our stock price and a loss of your investment.

Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies and incorporate them in products that can be submitted for and obtain the regulatory approvals required to be commercially viable products. We may not succeed in developing commercially viable products from our technologies. If we are not successful in developing commercially viable products or, if such products become commercially obsolete, our ability to generate revenues from our technologies will be severely limited.  This could cause our stock price to decline and result in the loss of a portion or all of your investment.

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Because we are a development stage company and have no revenues, we need to secure on-going funding. Our current working capital is not expected to be sufficient to carry out all of our plans and to fund our operating losses until we are able to generate enough revenues to sustain our business.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business will most likely fail.  To secure additional financing, we may need to borrow money or sell more securities.  Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

Selling additional stock, either privately or publicly, would dilute the equity interests of our stockholders. If we borrow money, we will have to pay interest and may also have to agree to restrictions that limit our operating flexibility. If we are unable to obtain adequate financing, we may have to curtail business operations which would have a material negative effect on operating results and most likely result in a lower stock price.

The price and trading volume of our common stock is subject to certain factors beyond our control that may result in significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

Factors beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	the development of a future market for our products;

•	changes in market valuations of similar companies;

•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board (the "OTCBB") and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance. The historical trading of our common stock is not necessarily an indicator of how it will trade in the future and our trading price as of the date of this prospectus is not necessarily an indicator of what the trading price of our common stock might be in the future.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies' common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our issuance of common stock at a price below prevailing trading prices at the time of issuance may cause our stock price to decline.

As of December 31, 2007 there was outstanding $8,200,000 of preferred stock that is convertible into 8,600,000 shares of common stock at $0.95 per share, stock options to purchase an aggregate of 3,800,000 shares of common stock with a weighted average exercise price of $0.12 per share and warrants to purchase 17,700,000 shares of common stock, having a weighted average exercise price of $1.06 per share.  These, as well as those we may issue in the future, may result in shares of common stock being issued for consideration that is less than the trading price of our common stock at the time the shares are issued.  We may also issue shares of common stock in the future at a discount to the trading price of our common stock.  Any such below market issuances, or the potential for such issuances, could cause our stock price to decline.  Moreover, if investors holding a significant number of these shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock.

Our issuance of shares of preferred stock, warrants and stock options may have a negative effect on the trading price of our common stock.

We currently have a large number of shares of preferred stock, stock options and warrants outstanding.  The conversion and exercise of these shares of preferred stock, stock options and warrants could cause significant dilution to our stockholders.  Moreover, we intend to continue to minimize our use of cash for consulting services by granting stock options and warrants to consultants at or below the current market price, which will cause additional dilution to our stockholders.  In addition to the potential dilutive effect of issuing a large number of stock options and warrants, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place additional downward pressure on the trading price of our common stock.

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

Although our common stock trades on the OTCBB, a regular trading market for our common stock may not be sustained in the future. The National Association of Securities Dealers (the “NASD”) limits quotation on the OTCBB to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, our common stock will not be able to be traded on the OTCBB.  The OTCBB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock may be influenced by a number of factors, including:

•	the issuance of new equity securities;
•	changes in interest rates;
•	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
•	variations in quarterly operating results;
•	change in financial estimates by securities analysts;
•	the depth and liquidity of the market for our common stock;
•	investor perceptions of our company and the technologies industries generally; and
•	general economic and other national conditions.

Our limited prior public market and trading market may cause volatility in the market price of our common stock.

Our common stock is currently traded on a limited basis on the OTCBB.  The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;
•	market visibility for our common stock may be limited; and
•	lack of visibility for our common stock may have a depressive effect on the market for our common stock.

Our common stock is a "Penny Stock."

Our common stock is a "penny stock" under Section 15(g) of the Exchange Act. Our common stock: (i) trades at a price less than $5.00 per share; (ii) is not traded on a "recognized" national exchange; (iii) is not quoted on The NASDAQ Stock Market; and (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend our common stock but can only trade in it on an unsolicited basis.

Resale restrictions on transferring “penny stocks” are sometimes imposed by some states, which may make transactions in our common stock more difficult and may reduce the value of the investment. Various state securities laws impose restrictions on transferring “penny stocks” and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired. Certain foreign countries also impose limitations and restrictions on the ability of their citizens to own stock that is not traded on a recognized exchange, which, in certain instances, does not include the OTCBB.

Broker-dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act (“Rule 144”), subject to certain requirements.  In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the 12-month period preceding such sale.  Once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock.  12 months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings.  Because we were a shell company until December 27, 2007, our stockholders holding unregistered shares of common stock are initially subject to a 12 month holding period, instead of a six month holding period, which began to run on January 4, 2008, the date we filed a “super” Form 8-K with the SEC.  Any substantial sale of common stock pursuant to Rule 144 may have an adverse affect on the market price of our common stock.

Failure to Achieve and Maintain Internal Controls in Accordance With Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 Could Have A Material Adverse Effect on Our Business and Stock Price.

We are examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending December 31, 2007. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Lawsuits and legal proceedings.

From time to time, we may become involved in various lawsuits, disputes and claims (“Actions”), arising in the ordinary course of business.  These Actions may raise complex factual and legal issues and are subject to uncertainties.  Actions filed against us could include product liability, commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits.  Plaintiffs in some Actions may seek unspecified damages or injunctive relief, or both.  Adverse results in Actions may harm our business and have material adverse effects on our business, results of operations, liquidity or financial position any or all of which could adversely affect our stock price.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal executive offices are located at 2033 Gateway Plaza, Suite 500, San Jose, California, 95110.   Our offices consist of approximately 430 square feet, which we lease on a month-to-month basis for approximately $2,400 per month for rent and related costs.  In April 2008, we will be moving our principal executive offices into a larger facility, consisting of approximately 2,000 square feet, which will also provide us with space for product development. This new facility is located at 2350 Mission College Boulevard, Suite 1175, Santa Clara, California, 95054.  We have entered into a 38-month lease for this facility, with an average cost of approximately $5,800 per month. We also work with a research team in Belgrade and reimburse them for space at an approximate cost of $500 per month. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the OTCBB under the trading symbol "NWCI.OB."  Trading commenced in our stock on January 4, 2008.  The following table sets forth, for the period indicated, the range of the high and low bid quotations of our common stock, as reported by the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2008
	High	Low
1st Quarter (from January 4 - March 28)	$2.42	$1.20

There were approximately 66 holders of record of our common stock as of March 28, 2008.

We have never declared or paid cash dividends on our common stock and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings for our business. The payment of any future dividends on our common stock will be determined by our Board of Directors and will depend on business conditions, our financial earnings and other factors.

Recent Sale of Unregistered Securities

On December 27, 2007, we sold 8,200 shares of non-voting Series A Preferred Stock (the “Preferred Stock”) for $8,200,000 to six accredited investors in a private placement.  The Preferred Stock is convertible into an aggregate of 8,631,579 shares of our common stock.  Holders of the Preferred Stock are entitled to receive dividends at the rate per share of 10% per annum of the stated value, payable quarterly on April 1, July 1 and October 1, in cash or shares of common stock, or a combination of cash and shares of common stock, at our election.  Purchasers of the Preferred Stock were issued five-year Series A warrants to purchase 5,178,949 shares of our common stock at an exercise price of $1.14 per share. The two largest investors also received a one-year Series J warrants to purchase 5,157,895 shares of our common stock at an exercise price of $1.235 per share and five-year Series J-A warrants to purchase 3,094,737 shares of our common stock at an exercise price of $1.425, the Series J-A warrants may only be exercised if, and after, the J Warrants are exercised.  We paid finders’ fees of $674,000 and issued to finders five-year warrants to purchase 604,211 shares of our common stock at the exercise price of $0.95.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. The information contained in this MD&A, other than historical information, contains “forward looking statements” within the meaning of The Private Securities Litigation Reform Act of 1995 that are based on management’s current expectations and assumptions. Actual future results could differ materially. This MD&A should also be read in conjunction with the “CAUTIONARY STATEMENT REGARDING FORWARD-LOOING STATEMENTS,” Item 1.A. “Risk Factors.”

Financial Condition and Results of Operations

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	Change	%
Operating expenses:
Selling, general and administrative	$1,729,901	$128,769	$1,601,132	1243%
Depreciation	594	-	594	0%
Research and development	369,674	246,782	122,892	50%
Total operating expenses	2,100,169	375,551	1,724,618	459%

Net loss from operations	(2,100,169)	(375,551)	(1,724,618)	459%

Other income (expense)
Interest	(7,200,479)	(2,624)	(7,197,855)	274308%

Net loss before income taxes	(9,300,648)	(378,175)	(8,922,473)	2359%

Provision for income taxes	-	-	-	0%

NET LOSS	$(9,300,648)	$(378,175)	$(8,922,473)	2359%

As a development stage company, we have limited capital and limited capital resources.  As we have not generated any revenues from operations from our inception, we are not able to meet our needs for cash by generating cash.  Historically, as a private company, we relied on small, short-term convertible promissory notes and private placements of our securities to fund the development of our technology and products.  As a result of our December 27, 2007, private placement, which we completed shortly after our reverse merger with a public shell corporation, we raised $8,200,000, approximately $7,000,000 net, which we believe will sufficiently fund our operations and business plan into 2009.  However, as a development stage company, it is possible that the money we raised in the private placement will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products and we may find ourselves seeking additional financing to meet our capital needs.  Thus, for the most part, comparisons between years are not meaningful.

By adjusting our operations and development to the level of our capitalization, we spent limited resources in 2006, primarily on clinical and software development of our initial products, QTinno™ and VisualECG™.  As we moved towards a funding strategy we added key resources to support that process and initiate a base to build a sales and marketing organization. We believe that our existing and planned capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 18 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, including the $6,370,000 from the exercise of the J Warrants on or before December 27, 2008, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

Selling, general and administrative expenses grew 1243% to $1,730,000 at December 31, 2007, an increase of $1,601,000 from $129,000 in 2006.  The increase includes both cash expenditures for key executives, largely tied to incentives related to closing the reverse merger and related $8,200,000 funding in late December 2007, as well as stock-based non-cash compensation charges.

Research and development expenses grew 50% to $370,000 at December 31, 2007, or approximately $123,000 from $247,000 in 2006.  A significant portion of this increase is attributable to the 2,000 person clinical trial study for QTinno we completed in 2007.  We primarily use consultants to engineer our product development and to conduct our clinical trial studies.  We have also focused resources on the development of VisualECG™.  For strategic timing reasons, no significant work was performed on CardioBip™ during 2006 and 2007.  We plan to increase development efforts and the number of clinical trial studies as well as the size of clinical trial studies for both QTinno™ and VisualECG™ in the future, with the expectation of bringing QTinno™ to market sometime in 2009.  As a research tool, we believe QTinno™ will not require a regulatory approval process beyond standard software development quality control systems.  We expect to begin clinical trials for VisualECG™ in the second half of 2008.

Our available working capital and capital requirements will depend upon numerous factors, including progress of our research and development programs, our progress in and the cost of pre-clinical and clinical testing, the timing and cost of obtaining regulatory approvals, the cost of filing and prosecuting patent claims and other intellectual property rights, completing technological and market developments, current and future licensing relationships, the status of our competitors, and our ability to establish collaborative arrangements with other organizations or otherwise establish sales channels to sell our products.

We have historically principally relied on the services of consultants and part-time employees.  We currently have three full-time employees and approximately 12 consultants.  We anticipate that it may become desirable to add additional full- and or part-time employees to discharge certain critical functions during the next 12 months.  In order for us to attract and retain quality personnel, we anticipate we will have to hire employees and offer them competitive salaries.  This projected increase in personnel could impact the speed at which we spend our current cash reserves and our ability and timing in bringing products through the research and development and commercialization stages.  As we continue to expand, we will incur additional costs for personnel.

We have historically relied on the issuance of equity securities to consultants in exchange for services. Our management enters into equity compensation agreements with non-employees, if it is in our best interest, under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS 123."   In order to conserve our limited operating capital resources, we anticipate continuing to compensate certain non-employees for services using equity or a combination of cash and equity during the next 12 months. Further, stock options will be a key element of employee compensation and, with the increase in our market capitalization as a result of our transition from a private company to a public company, the value of our equity is materially higher. This is expected to have a material effect on our results of operations during the next 12 months.

Interest of $7,200,000 (compared to almost none in 2006) is primarily related to the value of the warrants issued in the December 2007 private placement with instruments associated with debt instruments for accounting purposes.  This included those issued with the $8,200,000 private placement financing (approximately $4,800,000) as well as warrants issued with convertible debt of the private company that was either converted to common stock or paid off at the time of the reverse merger and the December 2007 private placement financing. In addition, there are debt acquisition costs of $1,313,000 which include both cash and the value of warrants issued in conjunction with the $8,200,000 private placement financing.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note B to our consolidated financial statements.

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. The following accounting policy is critical to understanding and evaluating our reported financial results:

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Statement of Financial Accounting Standards No. 123R “Share-Based Compensation” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

Liquidity and Capital Resources

We have incurred losses of $10,455,905 from our inception in September 2004 through December 31, 2007.  These losses stem from expenses associated principally with equity-based compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service, including legal and accounting fees.  We believe that we will continue to incur net losses and negative cash flow from operating activities for the next two years.

As of December 31, 2007, we had a working capital deficit of approximately $2,600,000.  As a result of operating losses from our inception on September 7, 2004 through December 31, 2007, we generated a cash flow deficit of approximately $1.2 million from operating activities from our inception on September 7, 2004 through December 31, 2007.  Cash flow used in investing activities was primarily related to the purchase of a certificate of deposit for $5,000,000 at the end of December 2007.  We met our cash requirements during this period through the private placement of common stock, the exercise of common stock options, the private placement of preferred stock and the issuance of convertible notes.  We raised a net amount of approximately $7,700,000 during 2006 and 2007, most of which was raised in our December 2007 private placement, which we completed shortly after our reverse merger with Marine Park.

As a result of our December 2007 private placement, we raised a net amount of approximately $7,000,000, which we believe will sufficiently fund our operations and business plan into 2009.  However, as a development stage company, it is possible that the money we raised in the private placement will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products and we may find ourselves seeking additional financing to meet our capital needs.

By adjusting our operations and development to the level of our capitalization, we believe that our existing and planned capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 18 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our continued operations will depend on whether we are able to raise additional funds through various potential sources, such as equity and debt financing, including, without limitation, through the exercise of the one-year Series J Warrants issued in the December 2007 private placement financing, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. We intend to continue to fund operations from cash on-hand and through private placements of our securities. We can give no assurances that any additional capital, if any, that we are able to obtain will be sufficient to meet our needs.

We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

We also have an outstanding promissory note to a former member of our Board of Directors in the principal amount of $10,316.  The promissory note has a two-year term and an interest rate of 4.9%.  Principal and interest accrued thereon are payable in full on the promissory note’s due date in October 2008.

We believe that we will continue to incur net losses and negative cash flows from operating activities beyond 2008.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of NewCardio and NewCardio Technologies, including the notes thereto, together with the report thereon of Russell Bedford Stefanou Mirchandani LLP ("RBSM LLP") is presented beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm

On January 4, 2008 (the “Dismissal Date”), Marine Park ( or the “Company”) advised Li & Company, P.C. ( the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 4, 2008. Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s financial statements for the year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle .

The Company’s financial statements for the year ended December 31, 2005 were audited by another registered public accounting firm.

The report of the Former Auditor on the Company’s financial statements as of and for the year ended December 31, 2006 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company was inactive, had ceased operations and discontinued all business activities.

During the year ended December 31, 2006 and through January 4, 2008, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such year.

During the year ended December 31, 2006 and through January 4, 2008, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

New independent registered public accounting firm

On January 4, 2008 (the “Engagement Date”), the Company engaged RBSM LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2007. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 13a-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Annual Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by the Annual Report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company officers and directors. Based upon that evaluation disclosure controls and procedures are deemed adequate as of the end of the period covered by this Annual Report.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the S EC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 15, 2008.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Individual	Age	Position with company and subsidiaries	Director or officer since
Branislav Vajdic, Ph.D.	54	Director, President and Chief Executive Officer	2004
Mark W. Kroll, Ph.D., FACC, FHRS	55	Chairman of the Board of Directors	2008
Robert N. Blair, M. Inst. P.	65	Director	2006
Patrick Maguire, M.D., Ph.D.	55	Director	2008
Richard D. Brounstein	58	Executive Vice President, Chief Financial Officer and Secretary	2008
___________

Branislav Vajdic, Ph.D. - President, Chief Executive Officer and director.  Dr. Vajdic is the founding stockholder of NewCardio Technologies.  He served as President and Chief Executive Officer of NewCardio Technologies since October 2006.  Prior to October 2006, Dr. Vajdic was employed for 22 years at Intel. At Intel he held various senior product development management positions. At Intel, he directed Pentium microprocessor and flash memory development teams, and was the inventor on several key flash memory design patents held by Intel. He holds a Ph.D. in electrical engineering from the University of Minnesota.

Mark W. Kroll, Ph.D., FACC, FHRS - Chairman of the Board of Directors.  Dr. Kroll became a member of our Board and Chairman of the Board of Directors on March 18, 2008.  Dr. Kroll is well-known throughout the global medical device industry as a top technology expert, particularly in the area of implantable cardioverter defibrillators (ICD).  Dr. Kroll is the named inventor on over 260 U.S. patents as well as numerous international patents.  He is co-author of the books Implantable Cardioverter Defibrillator Therapy (1996), and Cardiac Bioelectric Therapy (in press), contributor to treatises, public speaker and author of more than 150 papers, and abstracts.  Dr. Kroll most recently served as the Senior Vice President and Chief Technology Officer for the Cardiac Rhythm Management division of St. Jude Medical Inc.  Prior to that, he served as Vice President of the Tachycardia Business division and in various senior executive roles within St. Jude from 1995 through his retirement in 2005.  Previously, he served as Vice President of Research for the Angemed division of Angeion, Inc., where he was instrumental in the development of the technology which led to the first ICD smaller than 90 ml in volume.  Dr. Kroll has been listed in 'Who's Who in Science and Engineering' since 1992, has been named a Fellow of both the American College of Cardiology and the Heart Rhythm Society, and serves as a member of the Board of Directors of two other publicly traded companies.  At present, he holds the position of Distinguished Faculty at the UCLA Anderson School of Business Creativity and Innovation annual program, and serves as an Adjunct Full Professor of Biomedical Engineering and Lecturer on Cardiovascular Physiology at California Polytechnic University-San Luis Obispo, California, and as an Adjunct Full Professor of Biomedical Engineering at the University of Minnesota. Dr. Kroll is also a director of Haemonetics Corporation and Taser International, Inc.

Robert N. Blair, Member of the Institute of Physics (M.Inst.P.) - Director.  Mr. Blair served as a member of the Board of Directors of NewCardio Technologies from its inception in September 2004 through August 2005 and again since July 2006.  He was appointed Chairman of the Board of Directors in July 2006.  Mr. Blair was Chairman of the Board of Directors until his successor Dr. Kroll, Ph.D. was appointed on March 18, 2008.  Mr. Blair serves as the Chairman and Chief Executive Officer of Mobi33, Inc., a private internet based advertising company which was co-founded by Mr. Blair, in 2007. Prior to that, Mr. Blair served as the Chairman and Chief Executive Officer of VivoMedical Inc., a private medical device company, which was co-founded by Mr. Blair, from 1999 through 2006. He served as the Chief Executive Officer and director of Crosspoint Solutions Inc. from 1995 through 1996. Mr. Blair served as the Chief Executive Officer and director of LSI Logic Europe PLC from 1984 until 1989. Mr. Blair has degrees in Applied Physics from the Anglia Ruskin University in the United Kingdom and from The London Institute of Physics in the United Kingdom.

Patrick Maguire, M.D., Ph.D. – Director.  Dr. Maguire became a member of our Board of Directors on March 18, 2008.  Dr. Maguire has served as Chief Executive Officer and President of CyberHeart Inc. since 2006.  He joined CyberHeart following the acquisition of the oncology assets of Targent Incorporated, where Dr. Maguire served as President, Chief Executive Officer and director since 2002.  Dr. Maguire oversaw the in-licensing of three compounds and and the out-licensing of another, prior to the acquisition of the company.  Prior to joining Targent, Dr. Maguire was Vice President of Medical Affairs and Technology Development at VitaGen Incorporated, where he oversaw the preparation of IND’s, NDA’s, and IDE’s and managed VitaGen’s clinical trials in acute and chronic liver failure as well as medical and industry collaborations. He is a cardiovascular and thoracic surgeon and has acted as a principal investigator for medical devices and associated clinical trials. Dr. Maguire is a fellow of the American and Royal College of Surgeons and a member of more than 20 medical, academic and business societies.  Dr. Maguire received an AB degree from Wesleyan University, an MD and PhD (Physiology and Biophysics) degrees from Georgetown University and an MBA degree from Pepperdine University. He completed surgical and cardiovascular fellowships at The Peter Bent Brigham Hospital, Harvard University, and Stanford University.

Richard D. Brounstein – Executive Vice President, Chief Financial Officer and Secretary.  Mr. Brounstein became our principal financial officer and Secretary on a part-time basis on January 23, 2008.  He took on his current role on a full-time basis on March 1, 2008.  From June 2001 through November 2007, Mr. Brounstein held several positions at Calypte Biomedical Corporation, a publicly traded medical device company, including Chief Financial Officer and most recently, Executive Vice President.  Mr. Brounstein currently serves as a Director of The CFO Network, a financial advisory firm.  In January 2007, Mr. Brounstein was appointed as the National Member Representative for Financial Executives International (FEI) on the 2007 COSO Monitoring Project, a task force developing tools for monitoring internal financial controls. In March 2005, Mr. Brounstein was appointed to the SEC Advisory Committee on Smaller Public Companies.  Mr. Brounstein earned his Certified Public Accountant (CPA) certification while working at Arthur Andersen, formerly a public accounting firm.  Mr. Brounstein holds a B.A. in Accounting and an M.B.A. in Finance, both from Michigan State University.

The Board of Directors and Its Committees

Our Board of Directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors.  At December 31, 2007, our Board of Directors consisted of two directors, one was an independent Chairman of the Board of Directors and the other was our Chief Executive Officer.  We have since expanded the Board of Directors to include two additional independent directors.  We intend to create three standing committees of our Board of Directors, an audit committee, a compensation committee and a nominating committee.

Currently, all actions that would otherwise be performed by standing committees of the Board, are performed by the Board, including the recent appointments of our two additional independent Board members, the compensation of members of the Board, the administration of our stock option plan, the recent hiring of an executive officer and his compensation, the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls.

There is also no established procedure for stockholder communications with members of the Board or the entire Board.  However, stockholders may communicate with our investor relations department and such communications are either responded to immediately or are referred to the Chief Executive Officer or Chief Financial Officer for response.

Compensation of the Board

Directors who are also our employees do not receive additional compensation for serving on the Board. Non-employee directors are paid a director’s fee of $1,500 for each meeting of the Board of Directors they attend in person.  In addition, each non-employee director receives a stock option grant, pursuant to our 2004 Incentive Stock Plan, of 100,000 shares of our common stock, vesting in equal monthly increments over 48 months.  The stock option is subject to full acceleration upon a change of control transaction.  The Chairman of the Board receives a stock option grant of 400,000 shares of our common stock, instead of the 100,000 shares granted to other members of our Board.  Additional stock option grants will be granted to non-employee directors, other than the Chairman of the Board, on an annual basis as compensation for their participation in committees of the Board.  All directors are reimbursed for their reasonable expenses incurred in attending Board of Directors meetings. We maintain directors and officers liability insurance.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defense of any proceeding, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred in connection with the proceeding.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) (“Section 16(a)”) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of our Common Stock (collectively, “Reporting Persons”) to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC.  Such Reporting Persons are also required by the SEC rules to furnish us with copies of all Section 16(a) forms that they file.  Based on our review of forms we received, we believe that during fiscal year 2007, all Section 16(a) filing requirements were satisfied on a timely basis.

CODE OF ETHICS

We have not as yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we just recently became subject to this requirement.  We plan to adopt a code of ethics as soon as practicable, at which time, it will be available in print to any person who requests it and on our website, when our website is completed.  Any amendments and waivers to the code will also be available in print and on our website.

Item 11.  Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2007 (collectively, the “Named Executives”) for the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards (e)	Option awards ($) (f)(1)	Total ($) (j)

Branislav Vajdic, President,	2007	$217,500	$97,150	$ --	$125,532	$440,182
Chief Executive Officer and director	2006	$ --	$ --	$ --	$ --	$ --
Kenneth Londoner(2)	2007	$210,000	$88,200	$336,000	$29,160	$663,360
Executive Vice President of Corporate Business Development	2006	$ --	$ --	$ --	$ --	$ --
____________
(1)
This is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  Mr. Vajdic was granted options to purchase 880,000 shares of common stock at $0.02 per share and 1,000,000 at $0.22 per share.  Mr. Londoner was granted a stock award of 4,200,000 shares of common stock at $0.02 per share and a stock option of 750,000 shares of common stock at $0.22 per share.

(2)
On November 1, 2007 we entered into an employment agreement with Mr. Vajdic.  Under the employment agreement, Mr. Vajdic is entitled to base salary of $290,000 and bonuses, based on the closing of a PIPE and on any management bonus program we may initiate.  Mr. Vajdic is also entitled to severance in the event of a Termination Other Than for Cause (as defined in the employment agreement), which includes a Change of Control (as defined in the employment agreement), which provides for severance of up to 33 months of his total cash compensation, including base, bonuses and commissions.  Prior to the employment agreement, we had a consulting agreement with Mr. Vajdic dated March 1, 2007, pursuant to which he was granted options to purchase shares of our common stock and from July 1, 2007 until the effectiveness of the employment agreement a monthly consulting payment of $12,000 per month.

(3)	Kenneth Londoner resigned as Executive Vice President of Corporate Business Development on December 20, 2007. Mr. Londoner continues to be employed as Senior Director of Business Development.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning equity awards granted to the Named Executive Officers that are outstanding at December 31, 2007.

Name (a)	Number of securities underlying unexercised options (#) exercisable (b)	Number of securities underlying unexercised options (#) unexercisable (c)(1)	Option Exercise Price (e)	Option Expiration Date (f)

Branislav Vajdic, President,	81,250 (A)	18,750	$0.001	09/24/14
Chief Executive Officer and	880,000 (B)	0	$0.02	03/09/17
Director	55,556 (C)	944,444	$0.22	10/31/17

______
(1)
All awards were made under our 2004 Equity Incentive Plan. The following footnotes set forth the vesting dates for the outstanding option awards (vesting generally depends upon continued employment and accelerates upon a change of control):

A.	Options vest in equal monthly increments over 48 months or 1/48 per month.
B.	Options are fully vested.
C.	Options vest in equal monthly increments over 36 months or 1/36 per month.

COMPENSATION OF DIRECTORS

Name (a)	Option awards ($) (d)	Total ($) (j)

Robert N. Blair, M.Inst.P.	$6,221	$6,221
____________
(1)
This is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  Mr. Blair was granted options to purchase 250,000 shares of common stock at $0.01 per share.

As of the December 31, 2007, we had no compensation arrangements with our directors.  Directors are reimbursed for their out-of-pocket travel expenses associated with their attendance at Board of Directors meetings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,796,959	$0.12	5,301,647

Equity compensation plans not approved by security holders	------	------	------

Total	3,796,959	$0.12	5,301,647

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 21, 2008 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o NewCardio, Inc., 2350 Mission College Boulevard, Suite 1175, Santa Clara, California, 95054.

Name of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Common Stock (1)
Branislav Vajdic, Ph.D. (2)	8,448,077	41.74%
Richard Brounstein (3)	55,000	0.27%
Robert N. Blair, M.Inst.P. (4)	634,889	3.14%
Mark W. Kroll, Ph.D., FACC, FHRS (5)	16,667	0.08%
Patrick Maguire, M.D., Ph.D. (6)	4,167	0.02%
Nenad Macvanin (7)	3,562,000	17.60%
Kenneth Londoner (8)	2,040,546	10.08%
E4, LLC	1,915,546	9.47%
Milic Petkovic	1,488,579	7.36%
Bosko Bojovic (9)	1,351,166	6.68%
All officers and directors as a group (5 persons)	9,158,800	45.26%
____________
(1)
Applicable percentage ownership is based on 20,237,522 shares of common stock outstanding as of March 21, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of March 21, 2008 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of March 21, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes options to purchase 1,136,250 shares of common stock and warrants to purchase 2,000 shares of common stock.
(3)	Includes options to purchase 55,000 shares of common stock.
(4)	Includes options to purchase 34,583 shares of common stock and warrants to purchase 135,500 shares of common stock.
(5)	Includes options to purchase 16,667 shares of common stock.
(6)	Includes options to purchase 4,167 shares of common stock.
(7)	Includes warrants to purchase 2,092,000 shares of common stock.
(8)	Includes options to purchase 125,000 shares of common stock.
(9)	Includes options to purchase 69,792 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

A former member of our Board of Directors made a loan to us in the principal amount of $10,316 in October 2006 pursuant to the terms of a promissory note.  The promissory note has a two-year term and an annual interest rate of 4.9%.  Principal and interest accrued thereon are payable in full on the promissory note’s due date in October 2008.

DIRECTOR INDEPENDENCE

The Board of Directors has analyzed the independence of each director and has determined that the following directors are independent under the NASDAQ Stock Market LLC ("NASDAQ") rules and have no direct or indirect material relationships with the Company:

Mark W. Kroll, Ph.D. FACC, FHRS
Robert N. Blair, M.Inst.P.
Patrick Maguire, M.D., Ph. D.

In particular, the Board of Directors has determined that these directors have no relationships that would cause them not to be independent under the specific criteria of Section 4200(15) of the NASDAQ Manual.

Item 14.  Principal Accounting Fees and Services.

Summary of Principal Accounting Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by RBSM LLP, our independent registered public accountants in 2007.  We did not have independent registered public accountants in 2006.

Year Ended December 31, 2007
Audit Fees	$47,500
Audit-Related Fees	104,000
Tax Fees	9,025
All Other Fees	-
$160,525
____________

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We do not have an independent audit committee and the full Board of Directors, therefore, serves as the audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our full Board of Directors. Our Board of Directors has considered whether the provision of the services described above for the fiscal year ended December 31, 2007, is compatible with maintaining the auditor’s independence.

All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the Board of Directors. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.
3.1A	Certificate of Incorporation of EP Floors, Inc., filed as Exhibit 3.1A to Registrant’s registration statement on Form SB-2 on March 22, 2006.
3.1B	Certificate of Designation of Series A Preferred Stock, filed as Exhibit 3.1 to Registrant’s Form 8-K on January 4, 2008.
3.1C	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Form 8-K on February 1, 2008.
3.2	Bylaws, filed as Exhibit 3.2 to Registrant’s registration statement on Form SB-2 on March 22, 2006.
4.1	Securities Purchase Agreement, filed as exhibit 4.1 to Registrant’s Form 8-K filed on January 4, 2008.
4.2	Form of Series A Warrant, filed as Exhibit 4.2 to Registrant’s Form 8-K filed on January 4, 2008.
4.3	Form of Series J Warrant, filed as Exhibit 4.3 to Registrant’s Form 8-K filed on January 4, 2008.
4.4	Form of Series J-A Warrant, filed as Exhibit 4.4 to Registrant’s Form 8-K filed on January 4, 2008.
4.5	Registration Rights Agreement, filed as Exhibit 4.5 to Registrant’s Form 8-K filed on January 4, 2008.
4.6	Amendment No. 1 to Securities Purchase Agreement, Exchange Agreement, filed as Exhibit 4.6 to Registrant’s Form 8-K filed on January 4, 2008.
4.7	Amendment No. 1 to Registration Rights Agreement, filed as Exhibit 4.7 to Registrant’s Form 8-K filed on January 4, 2008.
10.1	Share Exchange Agreement by and among Marine Park Holdings, Inc., NewCardio, Inc., and the shareholder of NewCardio, Inc., filed as Exhibit 10.1 to Registrant’s Form 8-K filed on January 4, 2008.
10.2	Return to Treasury Agreement between Marine Park Holdings, Inc. and Harborview Master Fund L.P., dated as of December 27, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on January 4, 2008.
10.9	Return to Treasury Agreement between Marine Park Holdings, Inc. and Diverse Trading Ltd., dated as of December 27, 2007, filed as Exhibit 10.1 to Registrant’s Form 8-K filed on January 4, 2008.
10.10	Employment Agreement between NewCardio, Inc. and Branislav Vajdic. *
10.11	Consulting Agreement between NewCardio, Inc. and Branislav Vajdic. *
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
___________
*  To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

By:	/s/ Branislav Vajdic, Ph.D.
Branislav Vajdic, Ph.D.
President and Chief Executive Officer

Dated:  March 31, 2008

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Branislav Vajdic, Ph.D.	President, Chief Executive Officer and Director	March 31, 2008
Branislav Vajdic, Ph.D.

/s/ Richard D. Brounstein	Executive Vice President, Chief Financial Officer	March 31, 2008
Richard D. Brounstein

/s/ Robert M. Blair, M.Inst.P.	Director	March 31, 2008
Robert N. Blair, M.Inst.P.

/s/ Mark W. Kroll, Ph.D., FACC, FHRS	Director	March 31, 2008
Mark W. Kroll, Ph.D., FACC, FHRS

/s/ Patrick Maguire, M.D., Ph.D.	Director	March 31, 2008
Patrick Maguire, M.D., Ph.D.

NEWCARDIO, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the year ended December 31, 2007, 2006 and from the period September 7, 2004 (date of inception) to December 31, 2007	F-3

Consolidated Statements of Stockholders Deficit for the period from September 7, 2004 (date of inception) to December 31, 2007	F-4 -F-5

Consolidated Statements of Cash Flows for the year ended December 31, 2007,2006 and from the period September 7, 2004 (date of inception) to December 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7 -F-21

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NewCardio, Inc.
Santa Clara, California

              We have audited the accompanying consolidated balance sheets of NewCardio, Inc. and its wholly owned subsidiaries (the “Company”), a development stage Company as of December 31, 2007 and 2006, and the related consolidated statements of operations, deficiency in stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2007 and the period September 7, 2004 (date of inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance   about whether the financial   statements are free of material misstatement.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of New Cardio, Inc.  at  December 31, 2007 and 2006 and the results of its operations  and its cash flows for the each of the two  years  in the period ended  December 31, 2007 and the period September 7, 2004 (date of inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provision of Statements of Financial Accounting Standards No. 123 (R), “Shared based Payment”, effective January 1, 2006.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
March 28, 2008

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash	$1,476,625	$12
Short term investment	5,000,000	-
Total current assets	6,476,625	12

Property, plant and equipment, net of accumulated depreciation of $594 and $-0- as of December 31, 2007 and 2006, respectively	7,687	-

	$6,484,312	$12

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$871,247	$426,251
Note payable, related party, current portion	10,316	-
Subordinated notes payable, net of unamortized debt discount of $-0- and $917 as of December 31, 2007 and 2006, respectively	-	19,083
Shares subject to mandatory redemption	8,200,000	259,200
Total current liabilities	9,081,563	704,534

Long term debt:
Warrant liability	4,882,198	-
Note payable, related party	-	10,316
	4,882,198	10,316

Commitments and contingencies

Stockholders' Deficit
Series A preferred stock, $0.0001 par value, -0- and 4,563,206 shares authorized, issued and outstanding as of December 31, 2007 and 2006	-	456
Common stock, $0.001 par value, 99,000,000 shares authorized; 20,237,522 and 4,090,169 shares issued and outstanding as of December 31, 2007 and 2006, respectively	20,238	4,090
Additional paid in capital	3,033,976	435,873
Deficit accumulated during development stage	(10,455,905)	(1,155,257)
Total deficiency in stockholders' equity	(7,400,223)	(714,838)

	$6,484,312	$12

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From September 7, 2004
	Year ended December 31,		(date of inception) through
	2007	2006	December 31, 2007
Operating expenses:
Selling, general and administrative	$1,729,901	$128,769	$2,086,154
Depreciation	594	-	594
Research and development	369,674	246,782	1,159,026
Total operating expenses	2,100,169	375,551	3,245,774

Net loss from operations	(2,100,169)	(375,551)	(3,245,774)

Other income (expense)
Interest	(7,200,479)	(2,624)	(7,210,131)

Net loss before income taxes	(9,300,648)	(378,175)	(10,455,905)

Provision for income taxes	-	-	-

NET LOSS	$(9,300,648)	$(378,175)	$(10,455,905)

Net loss-basic and assuming fully diluted	$(0.85)	$(0.09)

Weighted average number of shares	10,953,288	3,983,322

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2007

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance, September 7, 2004	-	$-	-	$-	$-	$-	$-	$-

Adjusted for recapitalization

Common stock issued to founders at $0.001 per share in September 2004	-	-	3,176,642	3,177	-	-	-	3,177
Common stock issued for intellectual property at $0.001 per share in September 2004	-	-	260,152	260	-	-	-	260
Common stock issued in connection with options exercised at $0.001 per share in November 2004	-	-	300,000	300	-	-	-	300
Series A preferred stock issued to founders at $0.01 per share in September 2004	4,563,206	456	-	-	45,176	-	-	45,632
						-
Fair value of options issued in September 2004	-	-	-	-	263	-	-	263
Net loss	-	-	-	-	-	-	(172,343)	(172,343)
Balance, December 31, 2004	4,563,206	456	3,736,794	3,737	45,439	-	(172,343)	(122,711)
Fair value of options issued in August 2005	-	-	-	-	44,558	-	-	44,558
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	-	-	232,502	-	-	232,502
Net loss	-	-	-	-	-	-	(604,739)	(604,739)
Balance, December 31, 2005	4,563,206	$456	3,736,794	$3,737	$322,499	$-	$(777,082)	$(450,390)

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2007

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	3,736,794	$3,737	$322,499	$-	$(777,082)	$(450,390)
Common stock issued at $0.10 per share for services rendered in March 2006	-	-	278,375	278	27,560	-	-	27,838
Fair value of options issued in July 2006	-	-	-	-	60,082	-	-	60,082
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	1,572	-	-	1,572
Fair value of options issued in September 2006	-	-	-	-	9,729	-	-	9,729
Common stock issued at $0.10 per share for services rendered in October 2006	-	-	75,000	75	7,425	-		7,500
Fair value of options issued in October 2006	-	-	-	-	7,006	-	-	7,006
Net loss	-	-	-	-	-	-	(378,175)	(378,175)
Balance, December 31, 2006	4,563,206	$456	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2007

	Preferred Series A		Common		Additional	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	4,141	-	-	4,141
Fair value of options for services rendered	-	-	-	-	201,424	-	-	201,424
Common stock subscription received in June 2007	-	-	-	-	-	84,000	-	84,000
Common stock issued in June 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	4,200,000	4,200	415,800	(84,000)	-	336,000
Common stock issued in connection with options exercised at $0.01 per share in June 2007	-	-	137,500	138	1,237	-	-	1,375
Common stock issued in connection with options exercised at $0.001 per share in July 2007	-	-	100,000	100	-	-	-	100
Common stock issued in connection with options exercised at $0.01 per share in July 2007	-	-	204,000	204	1,836	-	-	2,040
Common stock subscription received in September 2007	-	-	-	-	-	29,513	-	29,513
Common stock issued in September 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	1,475,631	1,476	146,087	(29,513)	-	118,050
Common stock issued in connection with options exercised at $0.001 per share in October 2007	-	-	300,000	300	-	-	-	300
Common stock issued in connection with options exercised at $0.01 per share in December 2007	-	-	110,000	110	990	-	-	1,100
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	598,693	-	-	598,693
Net loss	-	-	-	-	-	-	(9,300,648)	(9,300,648)
	-	$-	20,237,522	$20,238	$3,035,444	$-	$(10,455,905)	$(7,400,223)

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From September 7, 2004
	For the year ended December 31,		(date of inception) through
	2007	2006	December 31, 2007
Cash flows from operating activities:
Net loss for the period	$(9,300,648)	$(378,175)	$(10,455,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	594		594
Financing costs paid in conjunction with the issuance of preferred stock	857,500		857,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	454,050	35,338	489,388
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	426,334	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Notes payable issued in conjunction with services rendered	-	10,316	10,316
Fair value of options issued for services rendered	201,424	76,818	323,062
Fair value of warrants issued as compensation for financing	355,034	-	365,034
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	4,802,973	-	4,802,973
Fair value of warrants issued in settlement of convertible debentures	598,692	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	5,058	655	5,713
Increase (decrease) in:
Accounts payable and accrued liabilities	464,456	205,686	890,705
Net cash used in operating activities	(1,134,535)	(49,362)	(1,233,902)

Cash flows from investing activities:
Purchase of property plant and equipment	(8,281)	-	(8,281)
Purchase of short term investment	(5,000,000)	-	(5,000,000)
Net cash provided by (used in) investing activities	(5,008,281)	-	(5,008,281)

Cash flows from financing activities:
Proceeds from exercise of common stock options	5,916	-	6,216
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	7,342,500		7,342,500
Proceeds from sale of common stock	113,513		113,513
Proceeds from convertible debt, net	157,500	20,000	177,500
Net cash provided by financing activities	7,619,429	20,000	7,718,808

Net increase (decrease) in cash and cash equivalents	1,476,613	(29,362)	1,476,625
Cash and cash equivalents at beginning of period	12	29,374	-

Cash and cash equivalents at end of period	$1,476,625	$12	$1,476,625

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

NewCardio, Inc. (the “Company”) formerly named Marine Park Holdings, Inc. (the "Company"), was incorporated under the laws of the State of Delaware in September 2003.  The Company, through its wholly-owned subsidiary, NewCardio Technologies, Inc., a Delaware corporation ("NewCardio Technologies"), is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts are principally devoted to developing cardiac diagnostics equipment in the United States. To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2007, the Company has accumulated losses of $10,455,905.

The consolidated financial statements include the accounts of the Company and NewCardio Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On December 27, 2007, the Company consummated a reverse merger by entering into a share exchange agreeement with the stockholders of NewCardio Technologies (the "Share Exchange"), pursuant to which the stockholders of NewCardio Technologies exchanged all of the issued and outstanding capital stock of NewCardio Technologies for 18,682,537 shares of common stock of the Company, representing 92% of the Company's outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of the Company held by certain stockholders of the Company made concurrently witht he Share Exchange.

As a result of the Merger, there was a change in control of the Company. In accordance with SFAS No. 141,  the Company was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Share Exchange is a recapitalization of the Company's capital structure.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition and the Company is the surviving entity. The total purchase price and carrying value of net assets acquired was $-0-. NewCardio did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Share Exchange, the Company was an inactive corporation with no significant assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of NewCardio Technologies prior to the Share Exchange.

The total consideration paid was $-0- and the significant components of the transaction are as follows:

NewCardio, Inc. (Formerly named Marine Park Holding, Inc.) Summary Statement of Financial Position At December 27, 2007
Assets:	$-0-

Liabilities:

Net liabilities assumed	$-0-

Total consideration:	$-0-

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB 101").  SAB 101 requires that four basic  criteria must be met before  revenue can be recognized :(1) persuasive  evidence of an arrangement  exists;  (2) delivery has occurred; (3) the  selling  price is fixed and  determinable;  and (4)  collectibility  is reasonably  assured.  Determination  of  criteria  (3)  and  (4)  are  based  on management's  judgments  regarding the fixed nature of the selling prices of the products  delivered and the  collectibility  of those  amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."  Also, SAB 104 incorporates portions of the Revenue  Recognition in Financial  Statements - Frequently Asked Questions  and  Answers  document  that the SEC staff  considered  relevant  and rescinds  the  remainder.   The  company's  revenue  recognition   policies  are consistent  with  this  guidance;  therefore,  this  guidance  will  not have an immediate impact on the company's consolidated financial statements.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. . Short-term investments consist of a bank certificate of deposit  that matures within the next 12 months.

All marketable debt and equity securities that are included in cash, cash equivalents, and short-term investments are considered available-for-sale and are carried at fair value. The unrealized gains and losses related to these securities are included in accumulated other comprehensive income in the consolidated balance sheets. Other than temporary declines in fair value are recorded in the consolidated statements of operations. Fair values are based on quoted market prices where available. If quoted market prices are not available, we use third-party pricing services to assist in determining fair value. In many instances, these services examine the pricing of similar instruments to estimate fair value. When securities are sold, their cost is determined based on the first-in first-out method. The realized gains and losses related to these securities are included in investment income in the consolidated statements of operations.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 years.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has adopted Financial Accounting Standard No. 109 (SFAS 109) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

The Company has adopted  Statement  of  Financial  Accounting  Standard No. 128, "Earnings Per Share,"  specifying the  computation,  presentation and disclosure requirements  of earnings per share  information.  Basic  earnings per share has been  calculated  based  upon the  weighted  average  number  of  common  shares outstanding.  Stock  options and  warrants  have been  excluded as common  stock equivalents  in  the  diluted   earnings  per  share  because  they  are  either antidilutive,  or their effect is not material. Fully diluted shares outstanding were 14,859,674 and 8,427,822 for the years ended December 31, 2007 and 2006, respectively.

Stock based compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement.  The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

As more fully described in Note 9 below, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan.

As more fully described in Note 9 below, the Company granted 2,630,000 and 350,000 stock options during the year ended December 31, 2007 and 2006, respectively to employees and directors of the Company under a non-qualified employee stock option plan.

As of December 31, 2007, 3,000,000 employee stock options were outstanding with 1,096,182 exercisable.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.   The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company  accounts for research and development  costs in accordance with the Financial   Accounting  Standards Board's  Statement  of  Financial  Accounting Standards  No. 2 ("SFAS 2"),  "Accounting  for Research and Development  Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $369,674, 246,782 and $1,159,026 for the years ended December 31, 2007 and 2006 and September 7, 2004 (date of inception) through December 31, 2007, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The carrying amount for the Series A convertible preferred stock approximate fair value.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying financial statements, the Company incurred net loss from operations of $10,455,905 from its inception on September 7, 2004 through December 31, 2007. The Company's current liabilities exceeded its current assets by $2,604,938 as of December 31, 2007.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, "Accounting for Registration Payment Arrangements"
("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to  the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company does not expect adoption of this FSP will have a material impact on its financial position, operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE 2 - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
Computer equipment	$8,281	$-0-
Less: accumulated depreciation	(594)	(-0-)
	$7,687	$-0-

The Company uses the straight line method of depreciation over 3 years. During the years ended December 31, 2007 and 2006, depreciation expense charged to operations was $594 and $-0-, respectively.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are comprised of costs incurred in product development in addition to costs of operations.  Included herein is $99,000 and $137,000 respectively at December 31, 2007and 2006 with a former Director who is a consulting cardiologist involved in managing our clinical trials and the related peer reviewed publication process.

NOTE 4 – NOTES PAYABLE-RELATED PARTY

Notes payable related party is comprised of a promissory note totally $10,316, due November 15, 2008 with interest at 4.9% due upon maturity to a former director of the Company.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5 – SUBORDINATED CONVERTIBLE NOTES PAYABLE

Subordinated convertible notes payable are comprised of the following:

	December 31, 2007	December 31, 2006
6% subordinated convertible promissory note, due August 2007; net of unamortized discount of $-0- and $917, respectively	$-	$19,083

All subordinated convertible notes payable outstanding as of December 31, 2006 and subsequent issuances during the two years ended December 31, 2007 were issued by the accounting predecessor and were converted to common stock at the time of the Merger and corporate restructure (see note 1) or was repaid at the closing of the Series A 10% Preferred Stock issuance (see note 6).

A summary of common shares issued at conversions and settlement at December 27, 2007, the time of the Merger and corporate restructure, are as follows:

	Principle	Accrued Interest	Number of Shares Issued	Conversion price per share
6% Subordinated convertible notes dated August 2006	$20,000	$1,677	22,815	$0.95
6% Subordinated convertible notes dated February 2007	2,500	130	2,768	$0.95
5% Subordinated convertible notes dated July 2007	25,000	2,500	38,596	$0.7125
5% Subordinated convertible notes dated September 2007	123,957	12,396	191,371	$0.7125
5% Subordinated convertible notes dated November 2007	8,000	8,800	12,350	$0.7125
Total 5% notes	$156,957	23,696	242,317	$0.7125
Total common stock issued in settlement of convertible notes payable and accrued interest			267,900

6% Subordinated convertible notes

In August 2006, in connection with a private placement, the Company issued 6% subordinated convertible promissory notes in the aggregate of $20,000 and attached to the notes were warrants to purchase 20,000 shares of common stock at a price of $0.50 per share for five years. The principal amounts of the notes, along with accrued and unpaid interest, were due in full in August, 2007.  The effective interest rate at the date of inception was 6.52% per annum

The promissory notes are unsecured and convertible automatically to common stock subject to the completion of a “qualified equity financing” transaction as defined as $2,000,000 in equity financing before maturity (1 year) of the notes.

The warrants do not have registration rights for the underlying shares. Since the contract may be settled by the delivery of unregistered shares and the delivery of the unregistered shares is within the control of the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as equity.

The Company had recognized the value attributable to the warrants, being $ 1,572, to additional paid-in capital and a discount against the convertible notes payable in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27).  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.90%, a dividend yield of 0%, and volatility of 145.49%. The debt discount attributed to the warrants is amortized over the convertible notes payable maturity period of one year as interest expense. For the years ended December 31, 2007 and 2006, the Company amortized and charged to interest $655 and $917 and of debt discounts attributable to subordinated convertible notes payable, respectively

On December 27, 2007, the Company issued 22,815 shares of common stock at $0.95 per share in exchange for the subordinated convertible notes and accrued and unpaid interest.

In February 2007, in connection with a private placement, the Company issued 6% subordinated convertible promissory notes in the aggregate of $2,500 and attached to the notes were warrants to purchase 5,000 shares of common stock at a price of $0.50 per share for five years. The principal amounts of the notes, along with accrued and unpaid interest, are due in full in February, 2008.  The effective interest rate at the date of inception was 6.22% per annum

The promissory notes are unsecured and convertible automatically to common stock subject to the completion of a “qualified equity financing” transaction as defined as $2,000,000 in equity financing before maturity (1 year) of the notes.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5 – SUBORDINATED CONVERTIBLE NOTES PAYABLE (continued)

The warrants do not have registration rights for the underlying shares. Since the contract may be settled by the delivery of unregistered shares and the delivery of the unregistered shares is within the control of the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as equity.

The Company had recognized the value attributable to the warrants, being $86, to additional paid-in capital and a discount against the convertible notes payable in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27).  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.81%, a dividend yield of 0%, and volatility of 77.81%. The debt discount attributed to the warrants is amortized over the convertible notes payable maturity period of one year as interest expense. For the year ended December 31, 2007, the Company amortized and charged to interest $86 of debt discounts attributable to subordinated convertible notes payable, respectively.

On December 27, 2007, the Company issued 2,768 shares of common stock at $0.95 per share in exchange for the subordinated convertible notes and accrued and unpaid interest.

8% subordinated convertible notes

In April 2007, in connection with a private placement, the Company issued 8% a subordinated convertible promissory note in the aggregate of $50,000 .The principal amounts of the notes, along with accrued and unpaid interest, are due in full one year from issuance.

In the event the Company consummates, prior to maturity, a convertible note and warrant debt financing amounting to at least $250,000 in convertible note principal to the Company, all principal and interest then outstanding under the note shall be converted into the form of convertible promissory note issued and holder of the note shall be afforded the same terms and conditions offered to all investors.

In May 2007, in connection with a private placement, the Company issued 8% a subordinated convertible promissory note in the aggregate of $12,000.  The principal amounts of the notes, along with accrued and unpaid interest, are due in full one year from issuance.

In the event the Company consummates, prior to maturity, a convertible note and warrant debt financing amounting to at least $250,000 in convertible note principal to the Company, all principal and interest then outstanding under the note shall be converted into the form of convertible promissory note issued and holder of the note shall be afforded the same terms and conditions offered to all investors

In September, 2007, the April and May 2007  8% subordinated convertible promissory notes along with accrued interest of $1,957 were converted to the same terms and conditions as the 5% subordinated convertible notes described below.

5% subordinated convertible notes

In June 2007, in connection with a private placement, the Company issued 5% a subordinated convertible promissory note in the aggregate of $250,000. The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in June 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization. In conjunction with the issuance of the subordinated convertible promissory note, the Company issued options to purchase 50,000 shares of the Company’s common stock for 142 days (see below).

In July 2007, in connection with a private placement, the Company issued 5% a subordinated convertible promissory note in the aggregate of $25,000. The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in July 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

In September 2007, the 8% subordinated convertible notes as described above of $62,000 along with accrued interest of $1,957 were converted to the 5% a subordinated convertible promissory notes.  The any unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in September 2008. Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

In September 2007, in connection with a private placement, the Company issued 5% a subordinated convertible promissory note in the aggregate of $60,000 and in conjunction with the convertible promissory note, options to purchase 50,000 of the Company’s common stock at a price of $0.02 per share expiring November 30, 2007. The any unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in September 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

In November 2007, in connection with a private placement, the Company issued 5% a subordinated convertible promissory note in the aggregate of $8,000. The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in November 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5 – SUBORDINATED CONVERTIBLE NOTES PAYABLE (continued)

In December 2007, in connection with a private placement, the Company issued 5% a subordinated convertible promissory note in the aggregate of $50,000. The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in December 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

The options do not have registration rights for the underlying shares. Since the contract may be settled by the delivery of unregistered shares and the delivery of the unregistered shares is within the control of the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the options at the date of issuance was recorded as equity.

The Company had recognized the value attributable to the options, being $4,055, to additional paid-in capital and a discount against the convertible notes payable in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27).  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 142 days, an average risk free interest rate of 5.04%, a dividend yield of 0%, and volatility of 153.51%. The debt discount attributed to the options is amortized over the convertible notes payable maturity period of one year as interest expense. For the year ended December 31, 2007, the Company amortized and charged to interest $4,055 of debt discounts attributable to subordinated convertible notes payable.

In the event the Company closes, prior to maturity, a transaction as a publicly traded Company involving a private placement in public equity (“PIPE”) with an aggregate sales price of not less than $2,500,000, then the note holders, at their option, can convert any unpaid principal of the note multiplied by the premium factor of 1.0 into PIPE stock at a conversion price equal to the cash price paid by investors in a Qualified PIPE multiplied by a factor of 0.75. Additionally, the Company is required to issue warrants in the event of qualified PIPE transactions, the terms, exercise price and number of warrants are contingent to the future terms and conditions of a possible qualifying PIPE transaction.

In accordance with EITF 00-27, the Company did not record the contingent beneficial conversion features or warrants.  Should the contingent event (“triggering event”) occur, the Company is required to record the intrinsic value of the conversion feature and the fair value of any warrants issued under the note’s terms and conditions.

On December 27, 2007, the Company issued 242,317 shares of common stock at $0.7125 per share in exchange for $156,957 in subordinated convertible notes and accrued and unpaid interest.  Additionally, the Company issued and paid cash for the remainder $300,000 in subordinated convertible notes and accrued and unpaid interest including a 10% payoff fee. In conjunction with the settlement of the 5% subordinated convertible notes, the Company issued an aggregate of 592,131 additional shares plus 592,131 warrants to purchase its common stock at $0.96 per share and 473,705 at $1.15 per share expiring June 27, 2012.  The fair value of the additional shares at $0.72 per share totaling $426,334 and the fair value (determined below) of the warrants of $598,692 was charged to current year operations as interest, net.

The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:  Term: contract: market value: $0.72; dividend yield: -0-%; risk free rate: 3.64%, Volatility: 121.06%.

NOTE 6 – REDEEMABLE SECURITIES

Series A-2 – Convertible Preferred Stock

The series A-2 – Convertible Preferred Stock was issued by the accounting predecessor and was converted to common at the time of the recapitalization on December 27, 2007 (see below) on a one-to-one share basis.

The Company is authorized to issue 2,592,000 shares of Series A-2 preferred stock with a par value of $0.0001 per share.

In June 2005, the Company sold through private placement 839,790 shares at $0.094 per share, net.

In June 2005, the Company issued 1,752,210 shares as reimbursement for previously incurred expenses and for services rendered. The Company valued the shares at $.10 per share, which approximated the fair value of the reimbursed costs and services rendered and did not differ materially from the fair value of the preferred shares issued during the period.

The Series A-2 preferred stock is convertible into the Company’s common stock at an initial conversion rate of one for one subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price. Changes to the  conversion  price are  charged to  operations  and  included  in unrealized  gain  (loss)  relating  to  adjustment  of  derivative  and  to fair value of underlying securities.

The Company is obligated to redeem the Series A-2 Preferred Stock if requested by the holders at any time after the fifth anniversary of the original issue date from any funds legally available for such purpose.  The Company shall effect redemptions by paying cash in an amount equal to the greater of (i) the original issue price for the Series A-2 Preferred Stock (as adjusted for any stock dividends, combinations, splits, recapitalizations and the like) plus all declared by unpaid dividends on such shares for each Series A-2 Preferred stock then outstanding or (ii) the fair market value of such shares of Series A-2 Preferred Stock.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 – REDEEMABLE SECURITIES (continued)

Series A-2 – Convertible Preferred Stock (continued)

Each share of Series A-2 preferred stock shall be automatically converted into common stock at the conversion price at the time in effect for such share immediately upon the earlier of (i) the Company’s sale of common stock in a firm commitment underwritten public offering pursuant to a registration statement under Securities Act of 1933 which results in an aggregate cash proceeds to the Company of not less than $20,000,000 or (ii) the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of the Series A-2 preferred stock.

The holders of record of the Series A-2 Preferred shall be entitled to receive non cumulative dividends at the rate of eight percent per annum (8%) on the original issue price when, if and as declared by the Board of Directors, if ever and only shall be entitled to receive payments out of funds that are legally available in preference to holders of any other stock of the Company. These dividends are not recorded until declared by the Company.

Upon any  liquidation,  dissolution  or winding up of the  Corporation,  whether voluntary  or  involuntary,   and  in preference to any distribution of any assets of the Company to holders of any junior stock and before any  distribution  or payment is made with respect to any Common  Stock,  holders of each share of the Series A-2 Preferred  shall be entitled to be paid an amount  equal to $0.10 per share  subject  to  adjustment  for stock splits,  stock  dividends,  reorganizations,  reclassification  or other similar events. Upon completion of a liquidation required by any series of Preferred Stock that from time to time come into existence, if assets remain in the Company, such assets shall be distributed ratably to the holders of the Common Stock and holders of the Preferred Stock on an as-converted basis.

Attached to the Series A-2 preferred shares, the Company issued warrants to purchase shares of the Company’s common stock at $0.10 per share for the next five years.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $0; volatility 141.5%; risk free interest rate: 3.84%.  The fair value of the warrants of $232,502 was charged to operations in the year ended December 31, 2005.

Although the redemption is not certain to occur, the Series A-2 Convertible Preferred stock is required to be classified as a liability in the balance sheet and is stated at redemption value which approximates fair value.

On December 27, 2007, the Company issued 2,592,000 shares of common stock in exchange for outstanding shares of Series A-2 Preferred Stock

Series A – 10% Convertible Preferred Stock

The Company is authorized to issue 1,000,000 shares of Series A 10% convertible non-voting, preferred stock with a par value of $0.001 per share and with a stated value of $1,000 per share.

In December 2007, the Company sold 8,200 shares for $8.2 million.

The Series A 10% convertible preferred stock has no voting rights.

The Series A 10% convertible preferred stock is convertible at any time, at the option of the holder,  into the Company’s common stock at an initial conversion rate determined  by dividing the stated value of $1,000 by the initial conversion price of $0.95 per share subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price or pays a stock dividend or otherwise makes a distribution payable in shares of common stock, with the exception of any shares issued upon conversion or payment of dividend on this issuance, or other similar events such as stock splits or common stock reclassifications. Changes to the  conversion  price are  charged to  operations  and  included  in unrealized  gain  (loss)  relating  to  adjustment  of  derivative  and  to fair value of underlying securities.

The holders are entitled to receive a cumulative 10% dividend based on the stated value of $1,000 per share, payable on the calendar quarter in cash or in shares of its common stock with certain discounts, at the Company’s option.

Upon any liquidation, dissolution or winding-up of the Corporation,  the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to 120% of the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each share of Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities, and if the assets of the Corporation shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 – REDEEMABLE SECURITIES (continued)

Series A – 10% Convertible Preferred Stock

As amended, the Company agreed to file a registration statement with the SEC to effect the registration of the shares of its common stock underlying the Series A 10% Convertible Preferred stock by April 15, 2008 and effective May 31st (or, in the event of a “full review” by the Commission, July 30th, or, if such “full review” includes comments from the Commission regarding the availability of Rule 415, August 31st).  If the Registration Statement is not filed and declared effective as described above, the Company will be required to pay liquidated damages in the form of cash to the holders of the Series A 10% Convertible Preferred stock defined as for each $5,000 of Stated Value of Preferred Stock being converted, $50 per Trading Day (increasing to $100 per Trading Day on the third Trading Day and increasing to $200 per Trading Day on the sixth Trading Day after such damages begin to accrue) for each Trading Day after such second Trading Day after the Share Delivery Date until such certificates are delivered.

The Company, after the effective date of the registration and with certain market conditions can force redemption, of the Series A 10% Convertible Preferred Stock.

As additional consideration for the purchase of the Series A 10% Preferred Stock, the Company granted to the holders warrants entitling it to purchase 5,178,947 common shares of the Company’s common stock at the price of $1.14 per share expiring five years from issuance, and exercisable after one year on a net cashless basis. 5,157,895 J Warrants were also issued at $1.235 per share expiring one year from issuance. In addition, J-A Warrants totaling 3,094,737 are issuable at $1.435 share, contingent on the exercise of the J Warrants. For accounting purposes they have the one-year life as they are linked to the J Warrants.  If the J Warrants are exercised, these warrants become 5-year warrants with a net cashless provision. None of the warrants are subject to the registration rights agreement described above.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to warrant liability (see below). The Company recognized and measured an aggregate of $4,802,972 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature as a charge against current earnings. The fair value of the warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions:  Dividend yield: $-0-; Volatility: 121.06%, risk free rate: from 3.37% to 3.64%.

NOTE 7 – WARRANT LIABILITY

As described in Note 6 above, the Company issued warrants in conjunction with the sale of Series A Preferred stock.  These warrants contain a “fundamental transaction” clause that if while the warrant(s) are outstanding, the Company effects any merger or consolidation of the Company with or into another Person, or other similar transactions as defined in the agreement, the warrants holders can demand net cash settlement if certain conditions occur and in accordance with SFAS 150, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company will be required to adjust to fair value the warrant as an adjustment to current period operations.

NOTE 8 – STOCKHOLDERS EQUITY

Series A – Convertible Preferred Stock

The series A – Convertible Preferred Stock was issued at founding by the accounting predecessor and was converted to common at the time of the recapitalization on December 27, 2007 (see below) one a one-to-one share basis.

The accounting predecessor was authorized to issue 4,563,206 shares of Series A preferred stock with a par value of $0.0001 per share.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8 – STOCKHOLDERS EQUITY (continued)

Series A – Convertible Preferred Stock (continued)

In September 2004, the Company issued 4,563,206 shares of Series A preferred stock for incurred costs and services rendered at $0.01 per share.

In December 2007, in conjunction with the recapitalization, the Company issued 4,563,206 shares of common stock for a all the outstanding shares of Series A – Convertible Preferred Stock.

Common Stock

The Company is authorized to issue 99,000,000 shares of common stock with a par value of $0.001 per share.

In September 2004, the Company issued 3,436,794 shares of its common stock to founders and consultants in exchange for services and intellectual property at $0.001 per share.

In November 2004, the Company issued 300,000 shares of its common stock in exchange for options exercised at $0.001 per share.

In March 2006, the Company issued 278,375 shares of its common stock for services rendered at $0.10 per share. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

In October 2006, the Company issued 75,000 shares of its common stock for services rendered at $0.10 per share. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

In June 2007, the Company sold 4,200,000 shares of its common stock at $0.02 per share for cash and for services rendered determined to be at $0.08 per share. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

In September 2007, the Company sold 1,475,631 shares of its common stock at $0.02 per share for cash and as deferred compensation determined to be at $0.10 per share. All valuations of common stock issued for services were based upon value of the services rendered, which did not differ materially from the fair value of the Company’s common stock during the period the services were rendered.

NOTE 9 – STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2007:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.10	2,592,000	2.47	$0.10	2,592,000	$0.10
0.50	25,000	3.65	0.50	22,500	0.50
0.95	604,211	4.99	0.95	604,211	0.95
0.96	592,131	4.50	0.96	592,131	0.96
1.14	5,178,947	4.99	1.14	5,178,947	1.14
1.15	473,705	4.50	1.15	473,705	1.15
1.235	5,157,895.99		1.235	5,157,895	1.235
1.425	3,094,737.99		1.425	-	1.425

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average
Outstanding at December 31, 2005	2,592,000	$0.10
Granted	20,000	0.50
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	2,612,000	0.11
Granted	15,106,626	1.22
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007:	17,718,626	$1.06

Warrants granted during the period ended December 31, 2005 totaling 2,592,000 were issued in connection with the issuance of Series A-2 preferred stock. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.10 per share. The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $0; volatility 141.5%; risk free interest rate: 3.84%.  The fair value of the warrants of $232,502 was charged to operations in the year ended December 31, 2005.

For the year ended December 31, 2006, warrants totaling 20,000 were issued in connection with debt financing. The warrants are exercisable until five years after date of issuance with a purchase price of $0.50 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 145.49% and risk free rate of 4.90%.  The Company recorded a debt discount related to the debt financing of $1,572 in the year ended December 31, 2006.

For the year ended December 31, 2007, warrants totaling 5,000 issued in connection with debt financing. The warrants are exercisable until five years after date of issuance with a purchase price of $0.50 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 77.81% and risk free rate of 4.81%.  The Company recorded a debt discount related to the debt financing of $86 in the year ended December 31, 2007.

For the year ended December 31, 2007, warrants totaling 1,065,836 issued in connection with convertible debentures. The warrants are exercisable until June 27, 2012 with 592,131 warrants with a purchase price of $0.96 per share and 473,705 warrants at $1.15 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 121.06% and risk free rate of 3.64%.  The Company recorded a debt discount related to the debt financing of $598,692 in the year ended December 31, 2007.

For the year ended December 31, 2007, warrants totaling 604,211 issued in connection with services rendered. The warrants are exercisable five years from the date of issuance with a purchase price of $0.95 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 121.06% and risk free rate of 3.64%.  The Company recorded a charge to operations of $355,034 in the year ended December 31, 2007.

For the year ended December 31, 2007, warrants totaling 13,431,579 issued in connection with the issuance of the Series A – 10% convertible preferred stock. The general descriptions and the methods and assumptions of fair value are described below:

	Series A Warrants	Series J Warrants	Series JA Warrants
Number of warrants	5,178,947	5,157,895	3,094,737
Exercise price	$1.14	$1.235	$1.425
Term	5 years	1 year	1 year (a)
Black Scholes Assumptions:
Dividend yield:	-0-%	-0-%	-0-%
Volatility	121.06%	121.06%	121.06%
Risk free rate:	3.64%	3.37%	3.37%

(a)	Series JA warrants are only exercisable in the event that Series J warrants are exercised. If Series J are exercised, Series JA warrant life extends to five years from date of issuance.

The Company recorded a charge to operations of 4,802,972 in conjunction in the year ended December 31, 2007.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees of the December 31, 2007:

	Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.001	10,000	6.74	$0.001	10,000	$0.001
0.01	571,959	8.26	0.01	300,188	0.01
0.22	215,000	9.86	0.22	107,708	0.22

Transactions involving stock options issued to non employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	913,106	$0.006
Granted	439,500	0.01
Exercised	-	-
Canceled or expired	-	0.01
Outstanding at December 31, 2006:	1,352,606	0.007
Granted	480,000	0.16
Exercised	(821,000)	(0.05)
Canceled or expired	(231,647)	(0.06)
Outstanding at December 31, 2007:	796,959	$0.07

During the year December 31, 2007, the Company granted 50,000 non employee stock options in connection with the issuance of convertible debentures with an exercise price of $0.02 per share expiring on November 30, 2007.  The fair value (determined based on the underlying security) of $4,055 is reflected as a debt discount and amortized over the term of the underlying debenture (See Note 5 above).

During the year December 31, 2007, the Company granted an aggregate of 430,000 non employee stock options in connection services rendered with exercise prices of i) 155,000 at $0.01 per share ii) 50,000 at $0.02 per share and iii) 275,000 at $0.22 per share.  The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:                                -0-%
Volatility                                           116.36% to 140.79%
Risk free rate:                                   4.04% to 5.03%

The fair value of all non-employee options vesting in the year ended December 31, 2007 of $31,397  was charged to current period operations.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2007:

	Options Outstanding		Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.001	100,000	6.73	$0.001	81,250	$0.001
0.01	270,000	8.53	0.01	37,709	0.01
0.02	880,000	9.19	0.02	880,000	0.02
0.22	1,750,000	9.9	.22	97,223	0.22

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 – STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005:	100,000	0.001
Granted	350,000	0.01
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	450,000	0.004
Granted	2,630,000	0.22
Exercised	(80,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2007:	3,000,000	$0.14

During the year ended December 31, 2006, the Company granted 350,000 employee stock options with an exercise price of $0.01 expiring ten years from issuance.  The fair value (determined based on the underlying security) of the vested options of $26,870 was charged to current period earnings.

During the year ended December 31, 2007, the Company granted 2,630,000 stock options with an exercise price of $0.02 to $0.22 per share expiring ten years from issuance.  The fair value was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:                                -0-%
Volatility                                           116.36%
Risk free rate:                                   3.94%

The fair value of all employee options vesting in the year ended December 31, 2007 of $170,027 was charged to current period operations.

NOTE 10 – INCOME TAXES

At December 31, 2007, the Company had federal and state net operating loss carry forwards that begin to expire in 2024. As of December 31, 2007 The Company had a federal net operating loss carry forward available was approximately $9.3 million. Due to the uncertainty of its ability to utilize the deferred tax assets relating to the loss carry forwards and other temporary differences between tax and financial reporting purposes, the Company has recorded a valuation allowance equal to the related deferred tax assets. If the Company continues to generate U.S. taxable income in future periods, reversal of this valuation allowance could have a significant positive impact on net income. As a result of the existence of the valuation allowance, no tax provision was required for the year ended December 31, 2007, except for certain state and local taxes which are not based on current earnings.
In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the year ending December 31, 2007.
Income tax expense for the years ended December 31, 2007 and 2006 are comprised of State taxes which primarily are not based on earnings.  No other income taxes were recorded on the earnings in 2007 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2007, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards	$9,300,000

Subtotal	9,300,000
Less valuation allowance	(9,300,000)

Balance	$—

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with independent contractors, certain of whom are also Company stockholders. Of those two are former directors of the Company. We incurred $543,000 ($139,000 in cash compensation, plus the fair value of equity and option grants) and $49,000 in fees and expenses to these individuals for the years ended December 31, 2007 and 2006 respectively, ,in a consulting role.  They were involved in R&D (clinical trials) and business development. The Agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof.

Operating Lease Commitments

The Company leases office space on a month to month basis at $2,400 at per month.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2007.

NOTE 12 – SUBSEQUENT EVENTS

Effective January 23, 2008, Richard D. Brounstein was appointed as the company’s Chief Financial Officer and Secretary and on March 18, 2008 he was also appointed Executive Vice President.

On February 6, 2008, the Company entered into an amendment to the Securities Purchase Agreement, dated as of December 27, 2007 (the “Securities Purchase Agreement”), with certain of the purchaser signatories thereto, pursuant to which the Company clarified that only purchasers who invested at least $2,000,000 in Series A Preferred Stock (the “Series A Preferred”) pursuant to the Securities Purchase Agreement have a right to receive Series J Common Stock Purchase Warrants (the “Series J Warrants”) and Series J-A Common Stock Purchase Warrants (the “Series J-A Warrants”).  The total number of Series J Warrants and Series J-A Warrants issued pursuant to the Securities Purchase Agreement did not change.

On February 6, 2008, the Company entered into an amendment to the Registration Rights Agreement, dated as of December 27, 2007 (the "Rights Agreement"), with certain of the purchaser signatories thereto, pursuant to which the Company remain obligated to register the Series A Preferred only.  The Company is no longer obligated to register the Series A Common Stock Purchase Warrants issued pursuant to the Securities Purchase Agreement, the Series J Warrants or the Series J-A Warrants.

Effective March 18, 2008, Mark W. Kroll, Ph.D., FACC, FHRS was elected as a member and chairman of the board of directors and Patrick Maguire, M.D., Ph.D. was elected as a member of the board of directors.