Form 10-K/A
period 2007-12-31
NewCardio, Inc.
filed 2008-04-04
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 1 ON FORM 10-K/A

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2007.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 333-132621

NEWCARDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0197939
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2350 Mission College Blvd., Suite 1175, Santa Clara CA 95054
(Address of principal executive offices)

Registrant’s telephone number, including area code: (510) 774-1969

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⁭Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐Yes ☒ No

At December 31, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:  N/A

The number of shares of the registrant’s common stock outstanding as of March 28, 2008 was 20,237,522.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (‘‘Amendment No. 1’’) amends the Annual Report for NewCardio, Inc., filed on Form 10-K for the year ended December 31, 2007, as initially filed with the Securities and Exchange Commission on March 31, 2008 (the ‘‘Original Report’’).  The purpose of this Amendment No. 1 is to (i) amend Part III, Item 11, Executive Compensation, to more extensively discuss executive compensation; (ii) revise Item 15, the Exhibit Index, to include certain exhibits that were inadvertently omitted from the Original Report; (iii) correct errors in the Consolidated Balance Sheet in the entries for “warrant liability” and “additional paid in capital” for 2007; (iv) correct errors in the in the Consolidated Statements of Cash Flows in the entry for “fair value of warrants issued as compensation for financing” in the period from September 7, 2004 through December 31, 2007; (v) correct errors in Note 9 to the Consolidated Financial Statements, the section entitled “Non-Employee Stock Options,” in the entries for “exercised” and “canceled or expired” stock options, and the section entitled “Employee Stock Options,” in the “volatility” and “risk free rate” percentages of the fair value assumptions; and (vi) correct certain other minor errors, typographical errors and make certain minor stylistic changes to the Original Report.  Also, included is a currently dated Report of Independent Registered Public Accounting Firm.  In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

While the remainder of the Original Report is unchanged, this Amendment No. 1 is an amendment and restatement of the Original Report in its entirety in order to provide a complete presentation.

Except as stated herein, this Amendment No. 1 does not reflect events occurring after the date of the filing of the Original Report.

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

Interest of $7,200,000 (compared to almost none in 2006) is primarily related to the value of the warrants issued in the December 2007 private placement with instruments associated with debt instruments for accounting purposes.  This included those issued with the $8,200,000 private placement financing (approximately $4,800,000) as well as warrants issued with convertible debt of the private company that was either converted to common stock or paid off at the time of the reverse merger and the December 2007 private placement financing. Included in the interest expense of $7,200,000 was debt acquisition costs of $1,313,000 which include both cash and the value of warrants issued in conjunction with the $8,200,000 private placement financing.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option awards ($)	Total ($)
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)	(j)

Branislav Vajdic, President,	2007	$217,500	$97,150	$--	$125,532	$440,182
Chief Executive Officer and director(2)	2006	$--	$--	$--	$--	$--

Kenneth Londoner(3)	2007	$210,000	$88,200	$336,000	$29,160	$663,360
Executive Vice President of Corporate Business Development	2006	$--	$--	$--	$--	$--

____________

(1)
This is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  Mr. Vajdic was granted options to purchase 880,000 shares of common stock at $0.02 per share pursuant to a consulting agreement we had with him dated March 1, 2007 and 1,000,000 at $0.22 per share pursuant to his employment agreement dated November 1, 2007.  Mr. Londoner purchased 4,200,000 shares of our common stock for $84,000, and received $336,000 as a stock award based on the value of the services rendered.  The shares are subject to a repurchase option by us, pursuant to a restricted stock purchase agreement dated June 4, 2007, as amended on September 15, 2007.  At December 31, 2007, 192,000 shares remain subject to the repurchase option.  Mr. Londoner also was granted a stock option to purchase 750,000 shares of common stock at $0.22 per share pursuant to his employment agreement with us.

(2)
Branislav Vajdic’s salary includes the monthly salary of $12,000 he received from July 1, 2007 through December 27, 2007, plus compensation he earned under his employment agreement with us dated November 1, 2007.  Under his employment agreement, Mr. Vajdic earned a mandatory bonus, which we have treated as salary (because he earned it in lieu of the annual salary of $290,000 he was entitled to under his employment agreement upon the closing of our December 27, 2007 PIPE financing).   Mr. Vajdic received a lump sum payment equal to $217,500, his annual salary prorated from April 1, 2007, minus the monthly salary he received from July 1, 2007.  Mr. Vajdic also received a performance-based bonus under his employment agreement based on reaching certain milestones enumerated in his employment agreement.  The Board of Directors determined his bonus as a percentage of his base salary based on the formula set forth in his employment agreement.  His bonus equaled 33.5% of his base salary.  The bonus formula range was 0% to 37.5%.

(3)
Kenneth Londoner resigned as Executive Vice President of Corporate Business Development on December 20, 2007.  Mr. Londoner continues to be employed as Senior Director of Business Development, although he is no longer a Named Executive.  Mr. Londoner’s salary includes the monthly salary of $10,000 he received from July 1, 2007 through December 27, 2007, plus compensation he earned under his employment agreement with us dated October 31, 2007.  Under his employment agreement, Mr. Londoner earned a mandatory bonus, which we have treated as salary (because he earned it in lieu of the annual salary of $280,000 he was entitled to under his employment agreement upon the closing of our December 27, 2007 PIPE financing).  Mr. Londoner received a lump sum payment equal to $210,000, his annual salary prorated from April 1, 2007, minus the monthly salary he received from July 1, 2007.  Mr. Londoner received a performance-based bonus under his employment agreement, based on reaching certain milestones enumerated in his employment agreement.  The Board of Directors determined his bonus as a percentage of his base salary based on the formula set forth in his employment agreement. His bonus equaled 31.5% of his base salary.  The bonus formula range was 0% to 37.5%.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning equity awards granted to the Named Executive Officers that are outstanding at December 31, 2007.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price	Option Expiration Date
(a)	(b)	(c)(1)	(e)	(f)

Branislav Vajdic, President,	81,250 (A)	18,750	$0.001	09/24/14
Chief Executive Officer and	880,000 (B)	0	$0.02	03/09/17
Director	55,556 (C)	944,444	$0.22	10/31/17
Kenneth Londoner, Senior	41,667 (C)	708,333	$0.22	10/30/17
Director of Business Development (2)
______
(1)
All awards were made under our 2004 Equity Incentive Plan.  The following footnotes set forth the vesting dates for the outstanding option awards (vesting generally depends upon continued employment and accelerates upon a change of control, as defined in the Plan):

A.	Options vest in equal monthly increments over 48 months or 1/48 per month.
B.	Options are fully vested.
C.	Options vest in equal monthly increments over 36 months or 1/36 per month.
(2)	Kenneth Londoner is included in this table because he was a Named Executive until December 20, 2007.

COMPENSATION OF DIRECTORS

Name	Option awards ($)	Total ($)
(a)	(d)	(j)

Branislav Vajdic, Ph.D.	--	--
Robert N. Blair, M.Inst.P.	$6,221	$6,221
____________

(1)
This is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  Mr. Blair was granted options to purchase 250,000 shares of common stock at $0.01 per share.

As of the December 31, 2007, we had no compensation arrangements with our directors.  Directors were reimbursed for their out-of-pocket travel expenses associated with their attendance at Board of Directors meetings.

Potential Payments Upon Termination

Branislav Vajdic

Under the terms of his employment agreement, if Branislav Vajdic is “terminated other than for cause” or if he “voluntarily resigns for good reason” (as those terms are defined in his employment agreement), he is entitled to three years of “total cash compensation” less cash compensation he receives under the employment agreement.  “Total cash compensation” includes his base salary plus any cash bonuses, similar payments and benefits accrued to him.

Kenneth Londoner

Under the terms of his employment agreement, if Kenneth Londoner is “terminated other than for cause” (as that term is defined in his employment agreement), he is entitled to three years of “total cash compensation” less cash compensation he receives under the employment agreement.  “Total cash compensation” includes his base salary plus any cash bonuses and similar payments owed to him.   If he “voluntarily resigns,” he will receive base salary and benefits for a 30-day period, in addition to all accrued compensation.

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

Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1a	Certificate of Incorporation of EP Floors, Inc., originally filed as Exhibit 3.1a to Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006 and filed herewith.
3.1b	Amended Certificate of Incorporation of EP Floors, Inc., originally filed as Exhibit 3.1b to Registrant’s Registration Statement on Form SB-2 filed March 22, 2006 and filed herewith.
3.1c	Certificate of Amendment of Certificate of Incorporation, originally filed as Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008 and filed herewith.
3.2	Bylaws , (incorporated herein by reference to Exhibit No. 3.2 of Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006).
3.3	Certificate of Designation of Series A Preferred Stock, filed as Exhibit 3.1 to Registrant’s Form 8-K filed on January 4, 2008.
3.4	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008.
4.1	Securities Purchase Agreement (Incorporated herein by reference to Exhibit No. 4.1 of Registrant's Form 8-K filed on January 4, 2008).
4.2	Form of Series A Warrant (Incorporated herein by reference to Exhibit No. 4.2 of Registrant's Form 8-K filed on January 4, 2008).
4.3	Form of Series J Warrant (Incorporated herein by reference to Exhibit No. 4.3 of Registrant's Form 8-K filed on January 4, 2008).
4.4	Form of Series J-A Warrant (Incorporated herein by reference to Exhibit No. 4.4 of Registrant's Form 8-K filed on January 4, 2008).
4.5	Registration Rights Agreement (Incorporated herein by reference to Exhibit No. 4.5 of Registrant's Form 8-K filed on January 4, 2008).
4.6
Amendment No. 1 to Securities Purchase Agreement dated as of December 27, 2007, between Marine Park Holdings, Inc. and certain of the purchasers signatory hereto (Incorporated herein by reference to Exhibit No. 4.6 of Registrant's Form 8-K filed on February 6, 2008).

4.7
Amendment No. 1 to Registration Rights Agreement dated as of December 27, 2007, between Marine Park Holdings, Inc. and certain of the purchasers signatory hereto (Incorporated herein by reference to Exhibit No. 4.7 of Registrant's Form 8-K filed on February 6, 2008).

4.8	Certificate of Designation of Series A Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of the Registrant’s Form 8-K filed on January 4, 2008).
10.1
Share Exchange Agreement by and among Marine Park Holdings, Inc., NewCardio, Inc., and the shareholder of NewCardio, Inc. (Incorporated herein by reference to Exhibit No. 10.1 of Registrant's Form 8-K filed on January 4, 2008).

10.2
Return to Treasury Agreement between Marine Park Holdings, Inc. and Harborview Master Fund L.P., dated as of December 27, 2007 (Incorporated herein by reference to Exhibit No. 10.2 of Registrant's Form 8-K filed on January 4, 2008).

10.3
Return to Treasury Agreement between Marine Park Holdings, Inc. and Diverse Trading Ltd., dated as of December 27, 2007 (Incorporated herein by reference to Exhibit No. 10.3 of Registrant's Form 8-K filed on January 4, 2008).

10.4	2004 Equity Incentive Plan (Incorporated herein by reference to Exhibit No. 10.4 of Registrant's Form S-8 POS filed on March 7, 2008).
10.5	Employment Agreement between NewCardio, Inc. and Branislav Vajdic, dated November 1, 2007.
10.6	Consulting Agreement between NewCardio, Inc. and Branislav Vajdic, dated March 1, 2007.
10.7	Employment Agreement between NewCardio, Inc. and Kenneth Londoner, dated October 31, 2007.
10.8
Restricted Stock Purchase Agreement between NewCardio, Inc. and Kenneth Londoner, dated as of June 4, 2007, as amended by Amendment No. 1 to Restricted Stock Purchase Agreement between NewCardio, Inc. and Kenneth Londoner, dated as of September 15, 2007.

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

Dated:  April 3, 2008

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Branislav Vajdic, Ph.D.	President, Chief Executive Officer and Director	April 3, 2008
Branislav Vajdic, Ph.D.

/s/ Richard D. Brounstein	Executive Vice President, Chief Financial Officer	April 3, 2008
Richard D. Brounstein

/s/ Robert M. Blair, M.Inst.P.	Director	April 3, 2008
Robert N. Blair, M.Inst.P.

/s/ Mark W. Kroll, Ph.D., FACC, FHRS	Director	April 3, 2008
Mark W. Kroll, Ph.D., FACC, FHRS

/s/ Patrick Maguire, M.D., Ph.D.	Director	April 3, 2008
Patrick Maguire, M.D., Ph.D.

NEWCARDIO, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the year ended December 31, 2007, 2006 and from the period September 7, 2004 (date of inception) to December 31, 2007	F-3

Consolidated Statements of Stockholders Deficit for the period from September 7, 2004 (date of inception) to December 31, 2007	F-4 – F-6

Consolidated Statements of Cash Flows for the year ended December 31, 2007,2006 and from the period September 7, 2004 (date of inception) to December 31, 2007	F-7

Notes to Consolidated Financial Statements	F-8 – F-22

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

/s/ RBSM LLP RBSM LLP
Certified Public Accountants

New York, New York
April 3, 2008

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash	$1,476,625	$12
Short term investment	5,000,000	-
Total current assets	6,476,625	12

Property, plant and equipment, net of accumulated depreciation of $594 and $-0- as of December 31, 2007 and 2006, respectively	7,687	-

	$6,484,312	$12

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$871,246	$426,251
Note payable, related party, current portion	10,316	-
Subordinated notes payable, net of unamortized debt discount of $-0- and $917 as of December 31, 2007 and 2006, respectively	-	19,083
Shares subject to mandatory redemption	8,200,000	259,200
Total current liabilities	9,081,562	704,534

Long term debt:
Warrant liability	4,802,973	-
Note payable, related party	-	10,316
	4,802,973	10,316

Commitments and contingencies

Stockholders' Deficit
Series A preferred stock, $0.0001 par value, -0- and 4,563,206 shares authorized, issued and outstanding as of December 31, 2007 and 2006	-	456
Common stock, $0.001 par value, 99,000,000 shares authorized; 20,237,522 and 4,090,169 shares issued and outstanding as of December 31, 2007 and 2006, respectively	20,238	4,090
Additional paid in capital	3,035,444	435,873
Deficit accumulated during development stage	(10,455,905)	(1,155,257)
Total deficiency in stockholders' equity	(7,400,223)	(714,838)

	$6,484,312	$12

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

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2007

							Deficit
	Preferred Series A		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total

Balance, September 7, 2004	-	$-	-	$-	$-	$-	$-	$-
Adjusted for recapitalization
Common stock issued to founders at $0.001 per share in September 2004	-	-	3,176,642	3,177	-	-	-	3,177
Common stock issued for intellectual property at $0.001 per share in September 2004	-	-	260,152	260	-	-	-	260
Common stock issued in connection with options exercised at $0.001 per share in November 2004	-	-	300,000	300	-	-	-	300
Series A preferred stock issued to founders at $0.01 per share in September 2004	4,563,206	456	-	-	45,176	-	-	45,632
						-
Fair value of options issued in September 2004	-	-	-	-	263	-	-	263
Net loss	-	-	-	-	-	-	(172,343)	(172,343)
Balance, December 31, 2004	4,563,206	456	3,736,794	3,737	45,439	-	(172,343)	(122,711)
Fair value of options issued in August 2005	-	-	-	-	44,558	-	-	44,558
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	-	-	232,502	-	-	232,502
Net loss	-	-	-	-	-	-	(604,739)	(604,739)
Balance, December 31, 2005	4,563,206	$456	3,736,794	$3,737	$322,499	$-	$(777,082)	$(450,390)

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2007

							Deficit
	Preferred Series A		Common		Additional	Common Total	accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total

Balance forward	4,563,206	$456	3,736,794	$3,737	$322,499	$-	$(777,082)	$(450,390)
Common stock issued at $0.10 per share for services rendered in March 2006	-	-	278,375	278	27,560	-	-	27,838
Fair value of options issued in July 2006	-	-	-	-	60,082	-	-	60,082
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	1,572	-	-	1,572
Fair value of options issued in September 2006	-	-	-	-	9,729	-	-	9,729
Common stock issued at $0.10 per share for services rendered in October 2006	-	-	75,000	75	7,425	-		7,500
Fair value of options issued in October 2006	-	-	-	-	7,006	-	-	7,006
Net loss	-	-	-	-	-	-	(378,175)	(378,175)
Balance, December 31, 2006	4,563,206	$456	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2007

							Deficit
	Preferred Series A		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total

Balance forward	4,563,206	$456	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	4,141	-	-	4,141
Fair value of options for services rendered	-	-	-	-	201,424	-	-	201,424
Common stock subscription received in June 2007	-	-	-	-	-	84,000	-	84,000
Common stock issued in June 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	4,200,000	4,200	415,800	(84,000)	-	336,000
Common stock issued in connection with options exercised at $0.01 per share in June 2007	-	-	137,500	138	1,237	-	-	1,375
Common stock issued in connection with options exercised at $0.001 per share in July 2007	-	-	100,000	100	-	-	-	100
Common stock issued in connection with options exercised at $0.01 per share in July 2007	-	-	204,000	204	1,836	-	-	2,040
Common stock subscription received in September 2007	-	-	-	-	-	29,513	-	29,513
Common stock issued in September 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	1,475,631	1,476	146,087	(29,513)	-	118,050
Common stock issued in connection with options exercised at $0.001 per share in October 2007	-	-	300,000	300	-	-	-	300
Common stock issued in connection with options exercised at $0.01 per share in December 2007	-	-	110,000	110	990	-	-	1,100
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued for as compensation for financing	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	598,693	-	-	598,693
Net loss	-	-	-	-	-	-	(9,300,648)	(9,300,648)
	-	$-	20,237,522	$20,238	$3,035,444	$-	$(10,455,905)	$(7,400,223)

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From September 7, 2004
	For the year ended December 31,		(date of inception) through
	2007	2006	December 31, 2007
Cash flows from operating activities:
Net loss for the period	$(9,300,648)	$(378,175)	$(10,455,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	594		594
Financing costs paid in conjunction with the issuance of preferred stock	857,500		857,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	454,050	35,338	489,388
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	426,334	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Notes payable issued in conjunction with services rendered	-	10,316	10,316
Fair value of options issued for services rendered	201,424	76,818	323,062
Fair value of warrants issued as compensation for financing	355,034	-	355,034
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	4,802,973	-	4,802,973
Fair value of warrants issued in settlement of convertible debentures	598,692	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	5,058	655	5,713
Increase (decrease) in:
Accounts payable and accrued liabilities	464,454	205,686	890,705
Net cash used in operating activities	(1,134,535)	(49,362)	(1,233,902)

Cash flows from investing activities:
Purchase of property plant and equipment	(8,281)	-	(8,281)
Purchase of short term investment	(5,000,000)	-	(5,000,000)
Net cash provided by (used in) investing activities	(5,008,281)	-	(5,008,281)

Cash flows from financing activities:
Proceeds from exercise of common stock options	5,916	-	6,216
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	7,342,500		7,342,500
Proceeds from sale of common stock	113,513		113,513
Proceeds from convertible debt, net	157,500	20,000	177,500
Net cash provided by financing activities	7,619,429	20,000	7,718,808

Net increase (decrease) in cash and cash equivalents	1,476,613	(29,362)	1,476,625
Cash and cash equivalents at beginning of period	12	29,374	-

Cash and cash equivalents at end of period	$1,476,625	$12	$1,476,625

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

NewCardio, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in September 2004.  The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing cardiac diagnostics equipment in the United States. To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2007, the Company has accumulated losses of $10,455,905.

The consolidated financial statements include the accounts of the Company, which is now named NewCardio Technologies, Inc., and is now the wholly - owned subsidiary of NewCardio, Inc., formerly named Marine Park Holdings, Inc. (“NewCardio”). All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On December 27, 2007, The Company consummated a reverse merger by entering into a share exchange agreement with the stockholders of NewCardio Technologies (the “Share Exchange”), pursuant to which the stockholders of NewCardio Technologies exchanged all of the issued and outstanding capital stock of NewCardio Technologies for 18,682,537 shares of common stock of Marine Park, representing 92% of Marine Park’s outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of Marine Park held by certain stockholders of Marine Park made concurrently with the share exchange.

As a result of the Merger, there was a change in control of NewCardio. In accordance with SFAS No. 141, NewCardio was the acquiring entity. While the transaction is accounted for using the purchase method of accounting, in substance the Agreement is a recapitalization of NewCardio’s capital structure.

For accounting purposes, NewCardio accounted for the transaction as a reverse acquisition and NewCardio is the surviving entity. The total purchase price and carrying value of net assets acquired was $-0-. NewCardio did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Agreement, NewCardio was an inactive corporation with no significant assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the Merger.

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

Research and Development

The Company  accounts for research and development  costs in accordance with the Financial   Accounting  Standards Board's  Statement  of  Financial  Accounting Standards  No. 2 ("SFAS 2"),  "Accounting  for Research and Development  Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $369,674, $246,782 and $1,159,026 for the years ended December 31, 2007 and 2006 and from September 7, 2004 (date of inception) through December 31, 2007, respectively.

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

Liquidity

As shown in the accompanying financial statements, the Company incurred net loss from operations of $ 10,455,905 from its inception on September 7, 2004 through December 31, 2007. The Company's current liabilities exceeded its current assets by $2,604,937 as of December 31, 2007.

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

In February 2007, in connection with a private placement, the Company issued 6% subordinated convertible promissory notes in the aggregate of $2,500 and attached to the notes were warrants to purchase 5,000 shares of common stock at a price of $0.50 per share for five years. The principal amounts of the notes, along with accrued and unpaid interest, are due in full in February, 2008.  The effective interest rate at the date of inception was 6.22% per annum.

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

NOTE 6-   REDEEMABLE SECURITIES

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
DECEMBER 31, 2007 AND 2006

NOTE 6-   REDEEMABLE SECURITIES (continued)

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

On December 27, 2007, the Company issued 2,592,000 shares of common stock in exchange for outstanding shares of Series A-2 Preferred Stock.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6-   REDEEMABLE SECURITIES (continued)

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

As additional consideration for the purchase of the Series A 10% Preferred Stock, the Company granted to the holders warrants entitling it to purchase 5,178,947 common shares of the Company’s common stock at the price of $1.14 per share expiring five years from issuance, and exercisable after one year on a net cashless basis. 5,157,895 J Warrants were also issued at $1.235 per share expiring one year from issuance. In addition, J-A Warrants totaling 3,094,737 are issuable at $1.425 share, contingent on the exercise of the J Warrants. For accounting purposes they have the one-year life as they are linked to the J Warrants.  If the J Warrants are exercised, these warrants become 5-year warrants with a net cashless provision. None of the warrants are subject to the registration rights agreement described above.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Series A Preferred Stock. The Company allocated a portion of the proceeds equal to the fair value of that feature to warrant liability (see below). The Company recognized and measured an aggregate of $4,802,973 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature as a charge against current earnings. The fair value of the warrants was determined using the Black-Scholes Option Pricing Model with the following assumptions:  Dividend yield: $-0-; Volatility: 121.06%, risk free rate: from 3.37% to 3.64%.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 7- WARRANT LIABILITY

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

NOTE 9 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2007:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.10	2,592,000	2.47	$0.10	2,592,000	$0.10
0.50	25,000	3.65	0.50	22,500	0.50
0.95	604,211	4.99	0.95	604,211	0.95
0.96	592,131	4.50	0.96	592,131	0.96
1.14	5,178,947	4.99	1.14	5,178,947	1.14
1.15	473,705	4.50	1.15	473,705	1.15
1.235	5,157,895	.99	1.235	5,157,895	1.235
1.425	3,094,737	.99	1.425	-	1.425

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	2,592,000	$0.10
Granted	20,000	0.50
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	2,612,000	0.11
Granted	15,106,626	1.22
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	17,718,626	$1.06

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
DECEMBER 31, 2007 AND 2006

NOTE 9 -STOCK OPTIONS AND WARRANTS (continued)

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

The Company recorded a charge to operations of $4,802,973 in conjunction in the year ended December 31, 2007.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees of the December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.001	10,000	6.74	$0.001	10,000	$0.001
0.01	571,959	8.26	0.01	300,188	0.01
0.22	215,000	9.86	0.22	107,708	0.22

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005:	913,106	$0.006
Granted	439,500	0.01
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	1,352,606	0.007
Granted	480,000	0.16
Exercised	(821,500)	(0.05)
Canceled or expired	(214,147)	(0.06)
Outstanding at December 31, 2007:	796,959	$0.07

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
DECEMBER 31, 2007 AND 2006

NOTE 9 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.001	100,000	6.73	$0.001	81,250	$0.001
0.01	270,000	8.53	0.01	37,709	0.01
0.02	880,000	9.19	0.02	880,000	0.02
0.22	1,750,000	9.90	0.22	97,223	0.22

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005:	100,000	$0.001
Granted	350,000	0.01
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006:	450,000	0.004
Granted	2,630,000	0.22
Exercised	(80,000)	0.01
Canceled or expired	-	-
Outstanding at December 31, 2007:	3,000,000	$0.14

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

Dividend yield:	-0-%
Volatility	116.36% to 125.34%
Risk free rate:	3.94% to 4.59%

The fair value of all employee options vesting in the year ended December 31, 2007 of $170,027 was charged to current period operations.

NOTE 10—INCOME TAXES

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

NOTE 10 – INCOME TAXES (continued)

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

NOTE 11 -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with independent contractors, certain of whom are also Company stockholders. Of those two are former directors of the Company. We incurred $543,000 ($139,000 in cash compensation, plus the fair value of equity and option grants) and $49,000 in fees and expenses to these individuals for the years ended December 31, 2007 and 2006 respectively, in a consulting role.  They were involved in R&D (clinical trials) and business development. The Agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof.

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

Effective March 18, 2008, Mark Kroll, PhD was elected as a member and chairman of the board of directors and Patrick Maguire, M.D., Ph.D. was elected as a member of the board of directors.