Form 10-Q
period 2008-03-31
NewCardio, Inc.
filed 2008-05-15
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to ______________

Commission File Number: 333-132621

NEWCARDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1826789
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2350 Mission College Blvd., Suite 1175, Santa Clara CA 95054
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 516-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.        Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at May 15, 2008 20,372,823

NEWCARDIO, INC.

INDEX

		Page Number
PART I Financial Information
Item 1.	Financial Statements (unaudited)	3
	Condensed Consolidated Balance Sheets -- March 31, 2008 (unaudited) and December 31, 2007	3
	Condensed Unaudited Consolidated Statements of Operations -- Quarters Ended March 31, 2008 and March 31, 2007	4
	Condensed Unaudited Consolidated Statements of Stockholders Deficit -- March 31, 2008	5
	Condensed Unaudited Consolidated Statements of Cash Flows – Quarters Ended March 31, 2008 and March 31, 2007	9
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4T.	Controls and Procedures	25
PART II Other Information
Item 6.	Exhibits	26
SIGNATURES		27
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I.

FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash	$150,773	$1,476,625
Short term investment	5,049,125	5,000,000
Prepaid expenses	41,250	-
Total current assets	5,241,148	6,476,625

Property, plant and equipment, net of accumulated depreciation of $1,694 and $594 as of March 31, 2008 and December 31, 2007, respectively	78,164	7,687

Other assets:
Deposits	12,600	-

	$5,331,912	$6,484,312

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$651,145	$871,246
Note payable, related party, current portion	10,316	10,316
Shares subject to mandatory redemption, liquidation value of $10,054,111 and $9,849,111 as of March 31, 2008 and December 31, 2007, respectively	8,200,000	8,200,000
Total current liabilities	8,861,461	9,081,562

Long term debt:
Warrant liability	16,995,278	4,802,973

Stockholders' Deficit
Common stock, $0.001 par value, 99,000,000 shares authorized; 20,237,522 shares issued and outstanding as of March 31, 2008 and December 31, 2007	20,238	20,238
Additional paid in capital	3,287,136	3,035,444
Deficit accumulated during development stage	(23,832,201)	(10,455,905)
Total deficiency in stockholders' equity	(20,524,827)	(7,400,223)

	$5,331,912	$6,484,312

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		From September 7, 2004 (date of inception) through
	2008	2007	March 31, 2008
Operating expenses:
Selling, general and administrative	$736,967	$45,638	$2,823,121
Depreciation	1,100	-	1,694
Research and development	285,106	3,363	1,444,132
Total operating expenses	1,023,173	49,001	4,268,947

Net loss from operations	(1,023,173)	(49,001)	(4,268,947)

Other income (expense)
Loss on change in fair value of warrant liability	(12,192,305)	-	(12,192,305)
Interest, net	(160,818)	(1,344)	(7,370,949)

Net loss before income taxes	(13,376,296)	(50,345)	(23,832,201)

Provision for income taxes	-	-	-

NET LOSS	$(13,376,296)	$(50,345)	$(23,832,201)

Net loss-basic and assuming fully diluted	$(0.66)	$(0.01)

Weighted average number of shares	20,237,522	4,090,169

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance, September 7, 2004	-	$-	-	$-	$-	$-	$-	$-
Adjustment of recapitalization
Common stock issued to founders at $0.001 per share in September 2004	-	-	3,176,642	3,177	-	-	-	3,177
Common stock issued for intellectual property at $0.001 per share in September 2004	-	-	260,152	260	-	-	-	260
Common stock issued in connection with options exercised at $0.001 per share in November 2004	-	-	300,000	300	-	-	-	300
Series A preferred stock issued to founders at $0.01 per share in September 2004	4,563,206	456	-	-	45,176	-	-	45,632
						-
Fair value of options issued in September 2004	-	-	-	-	263	-	-	263
Net loss	-	-	-	-	-	-	(172,343)	(172,343)
Balance, December 31, 2004	4,563,206	$456	3,736,794	$3,737	$45,439	$-	$(172,343)	$(122,711)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	3,736,794	$3,737	$45,439	$-	$(172,343)	$(122,711)
Fair value of options issued in August 2005	-	-	-	-	44,558	-	-	44,558
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	-	-	232,502	-	-	232,502
Net loss	-	-	-	-	-	-	(604,739)	(604,739)
Balance, December 31, 2005	4,563,206	456	3,736,794	3,737	322,499	-	(777,082)	(450,390)
Common stock issued at $0.10 per share for services rendered in March 2006	-	-	278,375	278	27,560	-	-	27,838
Fair value of options issued in July 2006	-	-	-	-	60,082	-	-	60,082
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	1,572	-	-	1,572
Fair value of options issued in September 2006	-	-	-	-	9,729	-	-	9,729
Common stock issued at $0.10 per share for services rendered in October 2006	-	-	75,000	75	7,425	-		7,500
Fair value of options issued in October 2006	-	-	-	-	7,006	-	-	7,006
Net loss	-	-	-	-	-	-	(378,175)	(378,175)
Balance, December 31, 2006	4,563,206	$456	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	4,141	-	-	4,141
Fair value of options for services rendered	-	-	-	-	201,424	-	-	201,424
Common stock subscription received in June 2007	-	-	-	-	-	84,000	-	84,000
Common stock issued in June 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	4,200,000	4,200	415,800	(84,000)	-	336,000
Common stock issued in connection with options exercised at $0.01 per share in June 2007	-	-	137,500	138	1,237	-	-	1,375
Common stock issued in connection with options exercised at $0.001 per share in July 2007	-	-	100,000	100	-	-	-	100
Common stock issued in connection with options exercised at $0.01 per share in July 2007	-	-	204,000	204	1,836	-	-	2,040
Common stock subscription received in September 2007	-	-	-	-	-	29,513	-	29,513
Common stock issued in September 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	1,475,631	1,476	146,087	(29,513)	-	118,050
Common stock issued in connection with options exercised at $0.001 per share in October 2007	-	-	300,000	300	-	-	-	300
Common stock issued in connection with options exercised at $0.01 per share in December 2007	-	-	110,000	110	990	-	-	1,100
Subtotal	4,563,206	$456	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	456	10,617,300	10,618	1,207,388	-	(1,155,257)	63,205
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	598,693	-	-	598,693
Net loss	-	-	-	-	-	-	(9,300,648)	(9,300,648)
Balance, December 31, 2007	-	-	20,237,522	20,238	3,035,444	-	(10,455,905)	(7,400,223)
Fair value of options for services rendered	-	-	-	-	251,692	-	-	251,692
Net loss	-	-	-	-	-	-	(13,376,296)	(13,376,296)
Balance, March 31, 2008	-	$-	20,237,522	$20,238	$3,287,136	$-	$(23,832,201)	$(20,524,827)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ended March 31,		From September 7, 2004 (date of inception) through
	2008	2007	March 31, 2008
Cash flows from operating activities:
Net loss for the period	$(13,376,296)	$(50,345)	$(23,832,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,100	-	1,694
Financing costs paid in conjunction with the issuance of preferred stock	-	-	857,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	-	-	489,388
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Notes payable issued in conjunction with services rendered	-	-	10,316
Fair value of options issued for services rendered	251,692	25,742	574,754
Fair value of warrants issued as compensation for financing	-	-	355,034
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	12,192,305	-	16,995,278
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	407	5,713
(Increase) decrease in:
Prepaid expenses	(41,250)	-	(41,250)
Deposits	(12,600)	-	(12,600)
Increase (decrease) in:
Accounts payable and accrued liabilities	(220,101)	24,146	670,604
Net cash used in operating activities	(1,205,150)	(50)	(2,439,052)

Cash flows from investing activities:
Purchase of property plant and equipment	(71,577)	-	(79,858)
Purchase of short term investment	(49,125)	-	(5,049,125)
Net cash used in investing activities	(120,702)	-	(5,128,983)

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	-	6,216
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-		7,342,500
Proceeds from sale of common stock	-		113,513
Proceeds from convertible debt, net	-	2,500	177,500
Net cash provided by financing activities	-	2,500	7,718,808

Net (decrease) increase in cash and cash equivalents	(1,325,852)	2,450	150,773
Cash and cash equivalents at beginning of period	1,476,625	12	-

Cash and cash equivalents at end of period	$150,773	$2,462	$150,773

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of NewCardio, Inc., (“NewCardio” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.  The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-K/A filed with the SEC on April 4, 2008.

Basis and business presentation

The consolidated financial statements include the accounts of the Company, including NewCardio Technologies, Inc., its wholly-owned subsidiary (“NewCardio Technologies”). All significant intercompany balances and transactions have been eliminated in consolidation.

NewCardio Technologies was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") with its efforts principally devoted to developing cardiac diagnostics equipment in the United States. To date, the Company, which is entirely comprised of the operations of NewCardio Technologies has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2008, the Company has accumulated losses of $23,832,201.

Merger and Corporate Restructure

On December 27, 2007, the Company (formerly named Marine Park Holdings, Inc. (“Marine Park”))consummated a reverse merger by entering into a share exchange agreement with the stockholders of NewCardio Technologies (the “Share Exchange”), pursuant to which the stockholders of NewCardio Technologies exchanged all of the issued and outstanding capital stock of NewCardio Technologies for 18,682,537 shares of common stock of Marine Park, representing 92% of Marine Park’s outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of Marine Park held by certain stockholders of Marine Park made concurrently with the Share Exchange.

As a result of the Share Exchange, there was a change in control of NewCardio. In accordance with SFAS No. 141, the Company was the acquiring entity. In substance the Agreement is a recapitalization of the Company’s capital structure rather than a business combination.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition with the Company as the surviving entity. The total purchase price and carrying value of net assets acquired was $-0-. The Company did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Share Exchange, the Company was an inactive corporation with no significant assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of the Company prior to the Merger.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The total consideration paid was $-0- and the significant components of the transaction are as follows:

Assets:	$-0-
Liabilities:
Net liabilities assumed	$-0-
Total consideration:	$-0-

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Debt and Equity Securities

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

Short-term investments consist of a bank certificate of deposit that matures within the next 12 months.

Held-to-maturity securities are measured at amortized cost in the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings or in a separate component of capital. They are merely disclosed in the notes to the consolidated financial statements.

Available-for-sale securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses are not included in earnings but are reported as a net amount (less expected tax) in a separate component of capital until realized.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Trading securities are carried at fair value on the consolidated balance sheets. Unrealized holding gains and losses for trading securities are included in earnings.

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3-5 years.

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

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Fully diluted shares outstanding were 39,463,033 and 9,107,441 for three month period ended March 31, 2008 and 2007, respectively.

Stock based compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), “Share-Based Payment” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, "Statement of Cash Flows.” Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement.  The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

As more fully described in Note 6 below, the Company granted stock options over the years to employees of the Company under its 2004 Equity Incentive Plan.  The Company granted non-qualified stock options to purchase 1,130,000 shares of common stock during the three month period ended March 31, 2008 to employees and directors of the Company under the 2004 Equity Incentive Plan.

As of March 31, 2008, there were outstanding employee stock options to purchase 4,130,000 shares of common stock, 1,387,640 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.   The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company  accounts for research and development  costs in accordance with the Financial   Accounting  Standards Board's  Statement  of  Financial  Accounting Standards  No. 2 (“SFAS 2”),  “Accounting  for Research and Development  Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $285,106, $3,363 and $1,444,132 for the three month period ended March 31, 2008 and 2007 and from September 7, 2004 (date of inception) through March 31, 2008, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The carrying amount for the Series A convertible preferred stock approximate fair value.

Liquidity

As shown in the accompanying financial statements, the Company incurred net loss from operations of $ 23,832,201 from its inception on September 7, 2004 through March 31, 2008. The Company's current liabilities exceeded its current assets by $3,620,313 as of March 31, 2008.

Recent accounting pronouncements

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued SFAS No. 141(R),”Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In March 2008, FASB No. 161, ‘‘Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133’’ (‘‘SFAS 161’’) was issued. SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities. It requires companies to better convey the purpose of derivative use in terms of the risks that such company is intending to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS 133 and is effective for fiscal years and interim periods beginning November 15, 2008. The Company is currently evaluating the potential impact of adopting SFAS 161.

NOTE 2 – NOTES PAYABLE-RELATED PARTY

Notes payable related party is comprised of a promissory note totaling $10,316, due November 15, 2008 with interest at 4.9% per annum due upon maturity to a former director of the Company.

NOTE 3-   REDEEMABLE SECURITIES

Series A – 10% Convertible Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $ 0.001 per share.  The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

In December, 2007, the Board of Directors authorized the issuance of up to 12,000 shares of Series A 10% convertible non-voting preferred stock (“Series A”) having a stated value of $1,000 per share . The Series A shares are convertible at any time, at the option of the holder, into the Company’s common stock at an initial conversion rate determined by dividing the stated value of $1,000 by the initial conversion price of $0.95 per share. The conversion price is subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price or pays a stock dividend or otherwise makes a distribution payable in shares of common stock, with the exception of any shares issued upon conversion or payment of dividend on this issuance, or other similar events such as stock splits or common stock reclassifications. Changes to the conversion price, if any, will be charged to operations and included in unrealized gain (loss) relating to adjustment of derivative and to fair value of underlying securities.

The holders are entitled to receive a cumulative 10% dividend based on the stated value of $1,000 per share, payable on the calendar quarter in cash or in shares of its common stock with certain discounts, at the Company’s option.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 3 – REDEEMABLE SECURITIES (continued)

Upon any liquidation, dissolution or winding-up of the Company, the Series A shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 120% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series A share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series A shareholders shall be ratably distributed among the Series A shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value inclusive of accrued dividends was $10,054,111 and $9,849,000 as of March 31, 2008 and December 31, 2007, respectively.

In December 2007, the Company issued 8,200 Series A shares at $1,000 per share to accredited investors in a private placement. The Company received $8,200,000 less placement fees and related costs of $ 857,500, or $ 7,342,500.

Under the terms of the Series A share Certificate of Designation, the Company may be required to redeem the Series A shares for cash in an amount equal to the Series A stated value, plus accrued and unpaid dividends , upon the occurrence of  certain events , including the change in control of the Company

As a result of this obligation, the Company has classified the Series A shares as debt and shall account and report the dividend payments as interest expensed. Since the holders of the Series A 10% Convertible Preferred Stock may elect to convert at to common stock at any time, the Company classified the liability as a current liability.

Registration Rights Agreement

In connection with this transaction, the Company entered into a registration rights agreement, which, as amended, requires the Company to make the requisite SEC filings to achieve and subsequently maintain the effectiveness of a registration statement covering the common stock issuable upon exercise of the Series A Preferred shares generally on or before August 31, 2008. Failure to file a required registration statement or to achieve or subsequently maintain the effectiveness of a required registration statement through the required time will subject the Company to liquidated damages in the form of cash to the holders of the Series A 10% Convertible Preferred stock defined as a maximum of 20% of the aggregate Subscription Amount paid by such Holder, subject to Rule 415 limitations.  As of December 31, 2007 the maximum liquidating penalties could be $1,640,000.. On February 11, 2008, the Company filed a registration statement on Form S-1 to register for resale the common stock underlying the Series A Preferred Shares. The registration statement has not been declared effective.

The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.

The Company, after the effective date of the registration, and with certain market conditions, can force redemption of the Series A 10% Convertible Preferred Stock.

As additional consideration for the purchase of the Series A shares, the Company granted to the holders of the Series A shares warrants entitling it to purchase 5,178,947 common shares of the Company’s common stock at the price of $1.14 per share expiring five years from issuance, and exercisable after one year on a net cashless basis. 5,157,895 J Warrants were also issued at $1.235 per share expiring one year from issuance. In addition, J-A Warrants totaling 3,094,737 are issuable at $1.425 share, contingent on the exercise of the J Warrants. For accounting purposes they have the one-year life as they are linked to the J Warrants. If the J Warrants are exercised, these warrants become 5-year warrants with a net cashless provision. None of the warrants have registration rights. The Company estimated the fair value at date of issue of the stock purchase warrants issued in connection with the private placement to be $4,802,973 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.37% to 3.64%, expected volatility of 121.06%, and expected warrant life of one to five years. Since the Company may be obligated to settle the warrants in cash, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $ 4,802,973 and charged to operations as interest expense in the year ended December 31, 2007. Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4- WARRANT LIABILITY

As described in Note 3 above, the Company issued warrants in conjunction with the sale of Series A Preferred stock.  These warrants contain a “fundamental transaction” clause that if while the warrant(s) are outstanding, the Company effects any merger or consolidation of the Company with or into another Person, or other similar transactions as defined in the agreement, the warrants holders can demand net cash settlement if certain conditions occur and in accordance with SFAS 150, the Company estimated the fair value of the warrant at date of issuance  to be $4,802,973 and  accounted for the fair value of the warrant as  a liability as of December 31, 2007.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” for the three month period ended March 31, 2008, the Company recorded a loss on change in fair value of warrant liability of $12,192,305.  The fair value the warrants at March 31, 2008 were determined using the Black Scholes Option Pricing Model with the following assumptions:  Dividend yield: -0-%, volatility: 93.24%; risk free rate: 1.55% to 1.79%.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle the stock purchase warrants in cash or other current assets is  remote and has  classified the obligation as a long term liability.

NOTE 5 – STOCKHOLDERS EQUITY

Series A – Convertible Preferred Stock

At the time of its founding in September 2004, NewCardio Technologies issued 4,563,206 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, to certain persons for costs incurred and services rendered.  The shares of Series A Preferred Stock were valued at $0.01 per share at the time of issuance.  In December 2007, in conjunction with the Share Exchange, the Series A Preferred Stock was converted on a one share-to-one share basis into 4,563,206 shares of common stock.

Common Stock

The Company  is authorized to issue 99,000,000 shares of common stock, par value $0.001 per share.

In September 2004, the Company issued 3,436,794 shares of common stock to founders and consultants in exchange for services and intellectual property.  The shares of common stock were valued at $0.001 per share at the time of issuance.

In November 2004, the Company issued 300,000 shares of common stock upon the exercise of stock options at the exercise price of $0.001 per share.

In March 2006, the Company issued 278,375 shares of common stock for services rendered and, in October 2006, the Company issued 75,000 shares of common stock for services rendered.  The shares were valued at $0.10 per share. The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

In June 2007, the Company sold 4,200,000 shares of common stock, valued at $0.10 per share, for $0.02 per share, or $84,000.  The remaining $0.08 per share value was issued as compensation for services valued at $336,000.  The valuation of common stock issued for services was based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered. The difference between cash received for the sale of the common stock and the estimated fair value of $0.08 per share was recorded as stock-based compensation.

In September 2007, the Company sold 1,475,631 shares of common stock, valued at $0.10 per share, for $0.02 per share for cash, or $29,513. The remaining $0.08 per share value was issued as compensation for services rendered.  The difference between cash received for the sale of the common stock and the estimated fair value of $0.08 per share was recorded as stock-based compensation.  25% of the shares were fully vested at the time of sale.  The remaining shares are subject to a repurchase right that diminishes over a 36 month period.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2008:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.10	2,592,000	2.22	$0.10	2,592,000	$0.10
0.50	25,000	3.40	0.50	22,500	0.50
0.95	604,211	4.74	0.95	604,211	0.95
0.96	592,131	4.25	0.96	592,131	0.96
1.14	5,178,947	4.74	1.14	5,178,947	1.14
1.15	473,705	4.25	1.15	473,705	1.15
1.235	5,157,895.74		1.235	5,157,895	1.235
1.425	3,094,737.74		1.425	-	1.425

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	2,612,000	$0.11
Granted	15,106,626	1.22
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	17,718,626	1.06
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	17,718,626	$1.06

For the year ended December 31, 2007, warrants totaling 5,000 were issued in connection with debt financing. The warrants are exercisable for five years after date of issuance at an exercise price of $0.50 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 77.81% and risk free rate of 4.81%.  The Company recorded a debt discount related to the debt financing of $86 in the year ended December 31, 2007.

For the year ended December 31, 2007, warrants totaling 1,065,836 were issued in connection with convertible debentures. The warrants are exercisable until June 27, 2012, 592,131 warrants at an exercise price of $0.96 per share and 473,705 warrants at an exercise price of $1.15 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 121.06% and risk free rate of 3.64%.  The Company recorded a debt discount related to the debt financing of $598,692 in the year ended December 31, 2007.

For the year ended December 31, 2007, warrants totaling 604,211 were issued in connection with services rendered. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.95 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 121.06% and risk free rate of 3.64%.  The Company recorded a charge to operations of $355,034 in the year ended December 31, 2007.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

For the year ended December 31, 2007, warrants totaling 13,431,579 were issued in connection with the issuance of the Series A 10% convertible preferred stock. The general descriptions and the methods and assumptions of fair value are described below:

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

The Company recorded a charge to operations of $4,802,973 (and warrant liability) in conjunction in the year ended December 31, 2007.  See also Footnote 4 for an update in the Warrant Liability and related assumptions at March 31, 2008.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees of the March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.001	10,000	6.49	$0.001	10,000	$0.001
0.01	571,959	8.01	0.01	327,274	0.01
0.22	215,000	9.61	0.22	115,833	0.22
2.25	320,000	9.93	2.25	6,667	2.25

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006:	1,352,606	$0.007
Granted	480,000	0.16
Exercised	(821,500)	(0.05)
Canceled or expired	(214,147)	(0.06)
Outstanding at December 31, 2007:	796,959	0.07
Granted	320,000	2.25
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008:	1,116,959	$0.69

During the three month period ended March 31, 2007, the Company granted 25,000 non employee stock options in connection with the services rendered with an exercise price of $0.01 per share expiring on March 31, 2017 and vesting over four years.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

The fair value of all non-employee options vesting during the three month period ended March 31, 2007 of $3,593 was charged to current period operations. The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	125.34%
Risk free rate:	4.59%

During the three month period ended March 31, 2008, the Company granted an aggregate of 320,000 non employee stock options in connection services rendered at the exercise price of $2.25 per share.  The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	93.24%
Risk free rate:	3.45%

The fair value of all non-employee options vesting during the three month period ended March 31, 2008 of $52,350 was charged to current period operations.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.001	100,000	6.48	$0.001	87,500	$0.001
0.01	270,000	8.28	0.01	124,167	0.01
0.02	880,000	8.94	0.02	880,000	0.02
0.22	1,750,000	9.65	0.22	243,056	0.22
2.05	1,130,000	9.96	2.05	52,917	2.05

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006:	450,000	$0.004
Granted	2,630,000	0.22
Exercised	(80,000)	(0.01)
Canceled or expired	-	-
Outstanding at December 31, 2007:	3,000,000	0.14
Granted	1,130,000	2.05
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008:	4,130,000	$0.69

During the three month period ended March 31, 2007, the Company granted 880,000 non employee stock options in connection with the services rendered with an exercise price of $0.02 per share expiring on March 31, 2017 and vesting immediately or over six month period.  The fair values of the options were determined using the Black Scholes option pricing model with the following assumptions:

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

Dividend yield:	-0-%
Volatility	125.34%
Risk free rate:	4.59%

The fair value of all employee options vesting in the three month period ended March 31, 2007 of $22,149 was charged to current period operations

During the three month period ended March 31, 2008, the Company granted 1,130,000 stock options with an exercise price of $2.05 per share expiring ten years from issuance.  The fair value was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	93.24%
Risk free rate:	3.48% - 3.56%

The fair value of all employee options vesting in the three month period ended March 31, 2008 of $199,342 was charged to current period operations

NOTE 7 – SUBSEQUENT EVENTS

In April 2008, the Company issued 110,301 shares of common stock for quarterly interest due to holders of the Series A Preferred Stock in the amount of $214,112 under the terms of the December 27, 2007 financing discussed in Note 3 above.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Significant highlights for the first quarter of 2008 were as follows:

•
We began to increase our investments in both infrastructure and our development efforts. We hired a Chief Financial Officer, installed a basic accounting system, rented a corporate space that we began to occupy in the second quarter, and put in an employee benefits plan including medical benefits. While the CFO is the only new hire in 2008 to date, we expect to add additional development personnel and begin adding a sales infrastructure for QTinno™.  We have committed approximately $120,000 per quarter in infrastructure costs which we plan to finance at this time by the proceeds from our December 27, 2007 financing.

•	R&D highlights for the quarter included:

1.	Technical Development – QTinno™:

a)
During the quarter ended March 31, 2008, we made what we believe are important technical improvements to the product.  These technical improvements are intended to enhance program performance in a number of specific areas, for example, the ability to perform automated ECG analysis of "difficult" ECGs.  A "difficult" ECG is for example, an ECG contaminated with high frequency noise resulting from muscle tremors or electrical interference.  Such contamination is not uncommon in clinical studies and may result in loss of data.  We believe these improvements will enhance market acceptance of QTinno™.

2.	Clinical Development – QTinno™:

a)
Our first quarter study involved QTinno™ performance in drug-induced QT prolongation. During the quarter ended March 31, 2008, we also completed the design of a second and third external study of ECGs previously obtained in drug development clinical trials.  These studies are intended to complement and extend our previous external study completed in late 2007.  Both of these new studies will be led by independent experts, and will be re-analyses with QTinno™ of ECGs from patients treated with a drug under development.  These studies will involve approximately 7,000 and 15,000 ECGs, respectively.  The latter study is with a large clinical research organization that is involved in many drug development trials as an independent group in support of the large pharmaceutical companies. This research organization would be a potential customer for us, and as a result, we consider its involvement in the development process as an important milestone towards our ultimate goal of market acceptance. While we will use this study in our regulatory plans, at this time, we have no permission to publicly disclose the results that will be obtained in this study.

We also plan to evaluate the performance of QTinno™'s new technical features in both studies.  We expect to obtain formal written reports on this top-line data from both studies by the end of the summer of 2008.

3.	Clinical development – VisualECG™:

a)
VisualECG™ performance in ECGs from patients undergoing evaluation for acute chest pain is being studied.  During the quarter ended March 31, 2008, we completed design of a retrospective clinical study to evaluate and refine VisualECG™ performance in patients presenting to an urban emergency department with possible acute coronary syndrome (i.e. a heart attack).  This study will include about 600 consecutive patients who were evaluated for chest discomfort and who had at least one digital ECG obtained during the evaluation.  We will use ECGs and clinical information to correlate VisualECG™ findings with the clinical diagnoses – comparing the initial and VisualECG™ against the ultimate diagnosis up to several months later. The objective is to define an optimal set of VisualECG markers™ for diagnosis of a heart attack.  We expect to complete the data collection and conclude the study by the end of the summer of 2008. This study is intended to be an internal development study to be followed by an independent study of similar design that we expect to complete by the end of 2008.

Comparison of Results of Operations for the Three Months Ended March 31 2008 to March 31, 2007

Selected results of operations for the quarter ended March 31, 2008 and March 31, 2007 were as follows:

Financial Condition and Results of Operations

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended March 31,
	2008	2007	Change	%
Operating expenses:
Selling, general and administrative	$736,967	$45,638	$691,329	1515%
Depreciation	1,100	-	1,100	0%
Research and development	285,106	3,363	281,743	8378%
Total operating expenses	1,023,173	49,001	974,171	1988%

Net loss from operations	(1,023,173)	(49,001)	(974,171)	1988%

Other income (expense)
Interest	(12,353,123)	(1,344)	(12,351,779)	919031%

Net loss before income taxes	(13,376,296)	(50,345)	(13,325,950)	26469%

Provision for income taxes	-	-	-	0%

NET LOSS	$(13,376,296)	$(50,345)	$(13,325,950)	26469%

We continue to operate in 2008 as a development stage company, and as such, we have limited capital and limited capital resources and no revenues. We do not expect to see any revenues before 2009, although based on the current stage of our QTinno™ clinical trials, we will look for opportunities to shorten the cycle we believe is necessary to convince the market to adopt QTinno™ as their cardiac safety tool in drug trials that are largely conducted by the clinical research organizations, who are also our initial target customers.  For this reason we put in place the plans for a clinical trial during the first quarter with a large clinical research organization with the objective of starting the trial in the second quarter and subsequently using the results later in the year when we plan to meet with both FDA and the Cardiac Safety Research Consortium that FDA has indicated in a press release it will look to for guidance in this area. Our plans are based on our own experience as well as that of our scientific advisory board. Unlike medical devices that have clinical application and fall under a 510(k) clearance process, the acceptance process for a research tool is not well defined, and as a result we are focusing not only on expected FDA requirements but what we believe will be necessary to gain market acceptance. We do not believe that a 510(k) clearance for QTinno™ is mandatory or necessary at this time. However, if there are material changes in any of the factors or assumptions upon which we based this current plan, actual results may differ.  Such factors and assumptions, include, without limitation, the timing and results of clinical trials, the level and timing of FDA regulatory clearance or review, our success in implementing our strategic plans and our ability to commercialize our products, any of which could impact sales, costs and expenses and our planned strategies and timing, which could have a material adverse affect on our business, results of operations, liquidity and financial condition.

As of March 31, 2008, we have $5.2 million in cash, including a $5 million certificate of deposit, which is the balance remaining from the financing we completed in December 2007.

We spent limited resources in the early part of 2007. In the first quarter of 2008, net cash used in operating activities totaled $1.2 million.

Selling, general and administrative expenses grew 1515% to $737,000 for the quarter ended March 31, 2008, an increase of $691,000 from $46,000 in 2007.  The increase is made up of both cash and stock-based compensation to key executives. There was minimal activity in the first quarter of 2007.

Research and development expenses grew over 8000% to $285,000 for the quarter ended March 31, 2008, an increase of $282,000 from $3,000 in 2007.    A year ago very limited funds were available to spend on clinical trial efforts, whereas we are now well along on validating our first product to market, QTinno™, and we have also begun internal development trials on our second product, VisualECG™. We are concluding a study of approximately 7,000 ECGs and preparing to begin a much larger study with a Clinical Research Organization. Such an organization typically manages phase 1 clinical trials for the large pharmaceutical companies and therefore is a target customer for QTinno™. Validating this product with them is, in our opinion, a key milestone towards acceptance of this product in the marketplace, and a precursor to our planned meetings with the FDA and the Cardiac Safety Research Consortium.  The product has performed well in trials to date and although this is a research tool, we believe that the degree of success of this product will be tied to these key constituencies understanding and accepting the value of QTinno™ and that we expect this research focus to continue, and expand as necessary, until we release this product to market, which we project will be in 2009.  The release of this product is contingent on the results of these internal and clinical trials, validation of the product and market acceptance.  If actual results differ from our current expectations, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

We primarily use consultants to engineer our product development and to conduct our clinical trial studies and their costs and support expenses. Such expenses totaled the $285,000 R&D expense for the quarter and included $49,000 of compensation related to stock option grants earned by these consultants and travel expense of $34,000. We employ approximately a dozen consultants worldwide; primarily engineers (software developers) and medical experts that support our clinical trial programs.  For strategic timing reasons, no significant work is being performed on CardioBip™ at this time.

We have historically relied on the issuance of equity securities to consultants in exchange for services and following the December 2007 financing offer both cash and stock-based compensation arrangements. Our management enters into equity compensation agreements with non-employees, if it is in our best interest, under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS 123."   In order to conserve our limited operating capital resources, we anticipate continuing to compensate certain non-employees for services using equity or a combination of cash and equity during the next 12 months. Further, stock options will be a key element of employee compensation and, with the increase in our market capitalization as a result of our transition from a private company to a public company, the value of our equity is materially higher. This is expected to have a material effect on our results of operations during the next 12 months. For the quarter ended March 31, these costs totaled $252,000 in 2008 and $26,000 in 2007 respectively.

Interest of $12,353,000 (compared to almost none in 2007) is primarily related to the value of the warrants issued in the December 2007 financing with instruments associated with debt instruments for accounting purposes.  We marked the value of the warrants to market at the end of March 2008 and at current market price of our common stock, the value and thus warrant liability increased substantially. The warrant liability at March 31, 2008 is approximately $17 million and interest expense related to this warrant liability represents most of the March 31, 2008 amount of $12,353,000.

 Liquidity and Capital Resources

We have incurred losses of $23,832,201 from our inception in September 2004 through March 31, 2008.  These losses stem from expenses associated principally with equity-based compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service, including legal and accounting fees.  We believe that we will continue to incur net losses and negative cash flow from operating activities into 2009.

As of March 31, 2008, we had a working capital deficit of approximately $3.6 million.  As a result of operating losses from our inception on September 7, 2004 through March 31, 2008, we generated a cash flow deficit of approximately $2.4 million from operating activities from our inception on September 7, 2004 through March 31, 2008.  Cash flow used in investing activities was primarily related to the purchase of a certificate of deposit for $5,000,000 at the end of December 2007.  We met our cash requirements during this period through the private placement of common stock, the exercise of common stock options, the private placement of preferred stock and the issuance of convertible notes.  We raised a net amount of approximately $7,700,000 during 2006 and 2007, most of which was raised in our December 2007 private placement.

As a result of our December 2007 financing, we raised a net amount of approximately $7,000,000, which we believe will sufficiently fund our operations and business plan into 2009.   By adjusting our operations and development to the level of our capitalization, we believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations into the first half of 2009, but not until we are cash flow positive. However, actual results may differ from our current belief, if there are material changes in any of the factors or assumptions upon which we based our current belief.  Such factors and assumptions, include, without limitation, the development of our proprietary technology platform and our products, the timing of such development, the timing and results of clinical trials, the level and timing of FDA regulatory clearance or review, protection of our intellectual property, our success in implementing our strategic, operating and people initiatives and our ability to commercialize our products, any of which could impact sales, costs and expenses and/or planned strategies and timing.  As a result, it is possible that the money we raised in the private placement will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products and we may need additional financing to meet our capital needs.  If we are not successful in generating sufficient cash flow from operations or in raising sufficient capital on terms acceptable to us, including up to $6,370,000 we could receive if the Series J Warrants are exercised on or before December 27, 2008, we may not have sufficient cash to fund our operations, which could have a material adverse affect on our business, results of operations, liquidity and financial condition.

Our continued operations will depend on whether we are able to generate sufficient liquidity from operations and/or raise additional funds through various potential sources, such as equity and debt financing, including, without limitation, through the exercise of the one-year Series J Warrants, collaborative and licensing agreements, strategic alliances, and our ability to realize the full potential of our technology in development. Such additional funds may not become available on acceptable terms, if at all, and there can be no assurance that any additional funding that we do obtain will be sufficient to meet our needs in the long term. Until we are able to generate sufficient liquidity from operations, we intend to continue to fund operations from cash on-hand and through private placements of our securities. There can be no assurance that we will be able to raise additional capital or that we are able to obtain an amount sufficient to meet our needs.  If we are not able to generate sufficient liquidity from operations or raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

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

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

Our opinion is that inflation has not had a material effect on our operation.

Forward-Looking Statements; Risk Factors

This Management’s Discussion and Analysis contains forward-looking statements regarding our future plans, strategies and expectations and describes our intent, belief or current expectations.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties.  Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by us that our objectives will be achieved.  The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in Item 1A of our Annual Report on Form 10-K/A (No. 1)  for the year ended December 31, 2007 and include: our business plan, our business strategy, the development of our proprietary technology platform and our products, the timing of such development, the timing and results of clinical trials; the level and timing of FDA regulatory clearance or review; protection of our intellectual property; our success in implementing our strategic, operating and people initiatives; our ability to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies and timing.   We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15 under the Exchange Act, as of the end of the period covered by the Annual Report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company officers and directors. Based upon that evaluation disclosure controls and procedures are deemed adequate as of the end of the period covered by this Quarterly Report.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report of Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting in accordance with Exchange Act Rule 15d-15. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2008, based on those criteria.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

This Quarterly Report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 6.  Exhibits.

3.1a
Certificate of Incorporation of EP Floors, Inc., originally filed as Exhibit 3.1a to Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006 and to Registrant’s Annual Report on Amendment No. 1 on Form 10-K/A filed on April 4, 2008.

3.1b
Amended Certificate of Incorporation of EP Floors, Inc., originally filed as Exhibit 3.1b to Registrant’s Registration Statement on Form SB-2 filed March 22, 2006 and to Registrant’s Annual Report on Amendment No. 1 on Form 10-K/A filed on April 4, 2008.

3.1c
Certificate of Amendment of Certificate of Incorporation, originally filed as Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008 and to Registrant’s Annual Report on Form 10-K/A filed on April 4, 2008.

3.2	Amended and Restated Bylaws of NewCardio, Inc.
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated herein by reference to Exhibit No. 4.1 of Registrant’s Form S-1/A (No. 1) filed on April 15, 2008.)
10.1	Securities Purchase Agreement (Incorporated herein by reference to Exhibit No. 4.1 of Registrant's Form 8-K filed on January 4, 2008).
10.2	Form of Series A Warrant (Incorporated herein by reference to Exhibit No. 4.2 of Registrant's Form 8-K filed on January 4, 2008).
10.3	Form of Series J Warrant (Incorporated herein by reference to Exhibit No. 4.3 of Registrant's Form 8-K filed on January 4, 2008).
10.4	Form of Series J-A Warrant (Incorporated herein by reference to Exhibit No. 4.4 of Registrant's Form 8-K filed on January 4, 2008).
10.5	Registration Rights Agreement (Incorporated herein by reference to Exhibit No. 4.5 of Registrant's Form 8-K filed on January 4, 2008).
10.6
Amendment No. 1 to Securities Purchase Agreement dated as of December 27, 2007, between Marine Park Holdings, Inc. and certain of the purchasers signatory thereto (Incorporated herein by reference to Exhibit No. 4.6 of Registrant's Form 8-K filed on February 6, 2008).

10.7
Amendment No. 1 to Registration Rights Agreement dated as of December 27, 2007, between Marine Park Holdings, Inc. and certain of the purchasers signatory thereto (Incorporated herein by reference to Exhibit No. 4.7 of Registrant's Form 8-K filed on February 6, 2008).

10.8
Share Exchange Agreement dated December 27, 2007 by and among Marine Park Holdings, Inc., NewCardio, Inc., and the shareholder of NewCardio, Inc. (Incorporated herein by reference to Exhibit No. 10.1 of Registrant's Form 8-K filed on January 4, 2008).

10.9
Return to Treasury Agreement dated December 27, 2007 between Marine Park Holdings, Inc. and Harborview Master Fund L.P., (Incorporated herein by reference to Exhibit No. 10.2 of Registrant's Form 8-K filed on January 4, 2008).

10.10
Return to Treasury Agreement dated as of December 27, 2007 between Marine Park Holdings, Inc. and Diverse Trading Ltd., (Incorporated herein by reference to Exhibit No. 10.3 of Registrant's Form 8-K filed on January 4, 2008).

10.11	2004 Equity Incentive Plan (Incorporated herein by reference to Exhibit No. 10.4 of Registrant's Form S-8 POS filed on March 7, 2008).
10.12
Employment Agreement dated November 1, 2007 between NewCardio, Inc. and Branislav Vajdic. (Incorporated herein by reference to Exhibit No. 10.5 of Registrant's Annual Report on Amendment No. 1 on Form 10-K/A filed on April 4, 2008).

10.13
Consulting Agreement dated March 1, 2007 between NewCardio, Inc. and Branislav Vajdic. (Incorporated herein by reference to Exhibit No. 10.6 of Registrant's Amendment  No. 1 on Form 10-K/A filed on April 4, 2008).

10.14
Employment Agreement dated October 31, 2007 between NewCardio, Inc. and Kenneth Londoner. (Incorporated herein by reference to Exhibit No. 10.7 of Registrant's Amendment No. 1 on Form 10-K/A filed on April 4, 2008).

10.15
Restricted Stock Purchase Agreement dated as of June 4, 2007 between NewCardio, Inc. and Kenneth Londoner, as amended by Amendment No. 1 to Restricted Stock Purchase Agreement dated as of September 15, 2007 between NewCardio, Inc. and Kenneth Londoner. (Incorporated herein by reference to Exhibit No. 10.8 of Registrant's Amendment No. 1 on Form 10-K/A filed on April 4, 2008).

10.16	Form of Lock Up Agreement dated as of December 27, 2007.
10.17	Escrow Deposit Agreement dated as of December 27, 2007, by and among Marine Park Holdings, Inc., Capstone Investments and Signature Bank.
10.18	Employment Agreement dated January 22, 2008 between NewCardio, Inc. and Richard Brounstein.
10.19	Employment Agreement dated as of March 1, 2008 between NewCardio, Inc. and Richard Brounstein.
10.20	Lease dated February 6, 2008 between NewCardio, Inc. and 2350 Mission Investors, LLC.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

By:	/s/ Branislav Vajdic, Ph.D.
Branislav Vajdic, Ph.D.
President and Chief Executive Officer

By:	/s/ Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer

Dated:  May 15, 2008