Form 10-Q
period 2008-06-30
NewCardio, Inc.
filed 2008-08-19
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________ to __________

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [_] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at August 6, 2008

Common Stock, $0.001 Par Value	20,655,914

NEWCARDIO, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2008 (Unaudited) and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2008 and June 30, 2007 and from the period September 7, 2004 (date of inception) to June 30, 2008	4

	Unaudited Condensed Consolidated Statements of Stockholders Deficit for the period from September 7, 2004 (date of inception) to June 30, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2008, June 30, 2007 and from the period September 7, 2004 (date of inception) to June 30, 2008	9

	Notes to Unaudited Condensed Consolidated Financial Statements	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4.	Controls and Procedures	36

PART II	Other Information

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	40

SIGNATURES		41

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(RESTATED)
ASSETS
Current assets:
Cash	$216,769	$1,476,625
Short term investment	4,095,839	5,000,000
Prepaid expenses	46,658	-
Total current assets	4,359,266	6,476,625

Property, plant and equipment, net of accumulated depreciation of $7,140 and $594 as of June 30, 2008 and December 31, 2007, respectively	82,647	7,687

Other assets:
Deposits	12,600	-

	$4,454,513	$6,484,312

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$603,937	$871,246
Note payable, related party, current portion	10,316	10,316
Total current liabilities	614,253	881,562

Long term debt:
Warrant liability	31,679,432	4,802,973
Total liabilities	32,293,685	5,684,535

Preferred shares subject to redemption, liquidation value of $10,045,000 and $9,849,111 as of June 30, 2008 and December 31, 2007, respectively	2,084,493	2,084,493

Stockholders' equity (deficit)
Common stock, $0.001 par value, 99,000,000 shares authorized; 20,505,823 and 20,237,522 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	20,506	20,238
Additional paid in capital	7,220,320	5,853,154
Deferred compensation	(293,750)	-
Deficit accumulated during development stage	(36,870,741)	(7,158,108)
Total stockholders' equity (deficit)	(29,923,665)	(1,284,716)

	$4,454,513	$6,484,312

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
					From September 7, 2004
	Three months ended June 30,		Six months ended June 30,		(date of inception) through
	2008	2007	2008	2007	June 30, 2008
Operating expenses:
Selling, general and administrative	$1,169,250	$454,393	$1,906,217	$474,289	$3,992,371
Depreciation	5,446	-	6,546	-	7,140
Research and development	321,531	38,896	606,637	42,259	1,765,663
Total operating expenses	1,496,227	493,289	2,519,400	516,548	5,765,173

Net loss from operations	(1,496,227)	(493,289)	(2,519,400)	(516,548)	(5,765,173)

Other income (expense)
Loss on change in fair value of warrant liability	(14,684,154)	-	(26,876,459)	-	(26,876,459)
Interest, net	49,044	(1,852)	102,338	(3,196)	(992,286)

Net loss before income taxes	(16,131,337)	(495,141)	(29,293,521)	(519,744)	(33,633,919)

Provision for income taxes	-	-	-	-	-

Net loss	(16,131,337)	(495,141)	(29,293,521)	(519,744)	(33,633,919)

Preferred stock dividend	(205,000)	-	(419,112)	-	(3,236,822)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(16,336,337)	$(495,141)	$(29,712,633)	$(519,744)	$(36,870,741)

Net loss-basic and assuming fully diluted	$(0.80)	$(0.09)	$(1.46)	$(0.11)

Weighted average number of shares	20,388,689	5,340,712	20,312,462	4,725,804

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through June 30, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deferred	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	Compensation	stage	Total

Balance, September 7, 2004	-	$-	-	$-	$-	$-	$-	$-	$-
Adjustment of recapitalization
Common stock issued to founders at $0.001 per share in September 2004	-	-	3,176,642	3,177	-	-	-	-	3,177
Common stock issued for intellectual property at $0.001 per share in September 2004	-	-	260,152	260	-	-	-	-	260
Common stock issued in connection with options exercised at $0.001 per share in November 2004	-	-	300,000	300	-	-	-	-	300
Series A preferred stock issued to founders at $0.01 per share in September 2004	4,563,206	456	-	-	45,176	-	-	-	45,632
Fair value of options issued in September 2004	-	-	-	-	263	-	-	-	263
Net loss	-	-	-	-	-	-	-	(172,343)	(172,343)
Balance, December 31, 2004	4,563,206	$456	3,736,794	$3,737	$45,439	$-	$-	$(172,343)	$(122,711)

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through June 30, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in		Deferred	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	Compensation	stage	Total

Balance forward	4,563,206	$456	3,736,794	$3,737	$45,439	$-	$-	$(172,343)	$(122,711)
Fair value of options issued in August 2005	-	-	-	-	44,558	-	-	-	44,558
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	-	-	232,502	-	-	-	232,502
Net loss	-	-	-	-	-	-	-	(604,739)	(604,739)
Balance, December 31, 2005	4,563,206	456	3,736,794	3,737	322,499	-	-	(777,082)	(450,390)
Common stock issued at $0.10 per share for services rendered in March 2006	-	-	278,375	278	27,560	-	-	-	27,838
Fair value of options issued in July 2006	-	-	-	-	60,082	-	-	-	60,082
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	1,572	-	-	-	1,572
Fair value of options issued in September 2006	-	-	-	-	9,729	-	-	-	9,729
Common stock issued at $0.10 per share for services rendered in October 2006	-	-	75,000	75	7,425	-	-		7,500
Fair value of options issued in October 2006	-	-	-	-	7,006	-	-	-	7,006
Net loss	-	-	-	-	-	-	-	(378,175)	(378,175)
Balance, December 31, 2006	4,563,206	$456	4,090,169	$4,090	$435,873	$-	$-	$(1,155,257)	$(714,838)

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through June 30, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deferred	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	Compensation	stage	Total

Balance forward	4,563,206	$456	4,090,169	$4,090	$435,873	$-	$-	$(1,155,257)	$(714,838)
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	4,141	-	-	-	4,141
Fair value of options for services rendered	-	-	-	-	201,424	-	-	-	201,424
Common stock subscription received in June 2007	-	-	-	-	-	84,000	-	-	84,000
Common stock issued in June 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	4,200,000	4,200	415,800	(84,000)	-	-	336,000
Common stock issued in connection with options exercised at $0.01 per share in June 2007	-	-	137,500	138	1,237	-	-	-	1,375
Common stock issued in connection with options exercised at $0.001 per share in July 2007	-	-	100,000	100	-	-	-	-	100
Common stock issued in connection with options exercised at $0.01 per share in July 2007	-	-	204,000	204	1,836	-	-	-	2,040
Common stock subscription received in September 2007	-	-	-	-	-	29,513	-	-	29,513
Common stock issued in September 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	1,475,631	1,476	146,087	(29,513)	-	-	118,050
Common stock issued in connection with options exercised at $0.001 per share in October 2007	-	-	300,000	300	-	-	-	-	300
Common stock issued in connection with options exercised at $0.01 per share in December 2007	-	-	110,000	110	990	-	-	-	1,100
Subtotal	4,563,206	$456	10,617,300	$10,618	$1,207,388	$-	$-	$(1,155,257)	$63,205

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through June 30, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deferred	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	Compensation	stage	Total

Balance forward	4,563,206	$456	10,617,300	$10,618	$1,207,388	$-	$-	$(1,155,257)	$63,205
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	50,000	50	950	-	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	1,554,985	1,555	(1,555)	-	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	4,563,206	4,563	(4,107)	-	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	2,592,000	2,592	256,608	-	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	267,900	268	196,691	-	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	592,131	592	425,742	-	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	355,034	-	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	598,693	-	-	-	598,693
Beneficial conversion feature of preferred stock	-	-	-	-	2,817,710	-	-	-	2,817,710
Dividend on preferred stock	-	-	-	-	-	-	-	(2,817,710)	(2,817,710)
Net loss	-	-	-	-	-	-	-	(3,185,141)	(3,185,141)
Balance, December 31, 2007	-	$-	20,237,522	$20,238	$5,853,154	$-	$-	$(7,158,108)	$(1,284,716)

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through June 30, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deferred	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	Compensation	stage	Total

Balance forward	-	$-	20,237,522	$20,238	$5,853,154	$-	$-	$(7,158,108)	$(1,284,716)
Fair value of vested options for services rendered	-	-	-	-	691,837	-		-	691,837
Fair value of vested warrants for services rendered	-	-	-	-	92,275	-	-	-	92,275
Common stock issued in settlement of preferred stock dividend	-	-	110,301	110	214,002	-	-	-	214,112
Common stock issued in connection with options exercised at $0.01 per share in May 2008	-	-	25,000	25	225	-	-	-	250
Common stock issued in May 2008 at $3.50 in connection for services rendered	-	-	50,000	50	174,950	-	(175,000)	-	-
Common stock issued in connection with options exercised at $0.001 per share in June 2008	-	-	10,000	10	-	-	-	-	10
Common stock issued in connection with options exercised at $0.22 per share in June 2008	-	-	15,000	15	3,285	-	-	-	3,300
Common stock issued in June 2008 at $3.65 in connection for services rendered	-	-	5,000	5	18,245	-	-	-	18,250
Common stock issued in June 2008 at $3.30 in connection for services rendered	-	-	3,000	3	9,897	-	-	-	9,900
Common stock issued in June 2008 at $3.25 in connection for services rendered	-	-	50,000	50	162,450	-	(162,500)	-	-
Amortization of deferred compensation	-	-	-	-	-	-	43,750	-	43,750
Dividend on preferred stock	-	-	-	-	-	-	-	(419,112)	(419,112)
Net loss	-	-	-	-	-	-	-	(29,293,521)	(29,293,521)
Balance, June 30, 2008	-	$-	20,505,823	$20,506	$7,220,320	$-	$(293,750)	$(36,870,741)	$(29,923,665)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30,		From September 7, 2004 (date of inception) through
	2008	2007	June 30, 2008
Cash flows from operating activities:
Net loss for the period	$(29,293,521)	$(519,744)	$(33,633,919)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,546	-	7,140
Amortization of deferred compensation	43,750	-	43,750
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	28,150	336,000	517,538
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Notes payable issued in conjunction with services rendered	-	-	10,316
Fair value of options issued for services rendered	691,837	106,658	1,014,899
Options converted for services rendered	3,300		3,300
Fair value of warrants issued as compensation for services	92,274	-	92,274
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	26,876,459	-	26,876,459
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	822	5,713
(Increase) decrease in:
Prepaid expenses	(46,658)	-	(46,658)
Deposits	(12,600)	-	(12,600)
Increase (decrease) in:
Accounts payable and accrued liabilities	(472,309)	29,508	318,396
Net cash used in operating activities	(2,082,771)	(46,756)	(3,316,673)

Cash flows from investing activities:
Purchase of property plant and equipment	(81,506)	-	(89,787)
Proceeds from (purchases of )short term investment	904,161	-	(4,095,839)
Net cash provided by (used in) investing activities	822,655	-	(4,185,626)

Cash flows from financing activities:
Proceeds from exercise of common stock options	261	-	6,477
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-		7,342,500
Proceeds from sale of common stock	-	84,000	113,513
Proceeds from convertible debt, net	-	314,500	177,500
Net cash provided by financing activities	261	398,500	7,719,069

Net (decrease) increase in cash	(1,259,855)	351,744	216,770
Cash at beginning of period	1,476,625	12	-

Cash at end of period	$216,770	$351,756	$216,770

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non cash transactions:
Fair value of warrants issued as compensation for financing	$-	$-	$355,034
Beneficial conversion feature of redeemable preferred stock	$-	$-	$2,817,710
Preferred stock dividend	$419,112	$-	$419,112

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of NewCardio, Inc., (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Basis and business presentation

The consolidated financial statements include the accounts of the Company, including NewCardio Technologies, Inc., its wholly-owned subsidiary (“NewCardio Technologies”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") with its efforts principally devoted to developing cardiac diagnostics tools and equipment in the United States and Europe. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2008, the Company has accumulated losses of $33,633,919.

Reverse Merger and Corporate Restructure

On December 27, 2007, the Company consummated a reverse merger by entering into a share exchange agreement (the “Share Exchange”) with the stockholders of NewCardio Technologies, pursuant to which the stockholders of NewCardio Technologies  exchanged all of the issued and outstanding capital stock of NewCardio Technologies for 18,682,537 shares of common stock of the Company representing 92% of the Company’s outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of the Company held by certain stockholders of the Company concurrently with the Share Exchange.

As a result of the Share Exchange, there was a change in control of the Company. In accordance with SFAS No. 141, the Company was the acquiring entity. In substance, the Share Exchange is a recapitalization of the Company’s capital structure rather than a business combination.

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

The accompanying financial statements include the historical financial condition, results of operations and cash flows of the Company prior to the Share Exchange.

All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Note 7 for further discussion regarding fair value.

Debt and Equity Securities

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt and Equity Securities (continued)

intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

Short-term investment consists of a bank certificate of deposit that matures within the next 12 months.

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
JUNE 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Fully diluted shares outstanding were 41,424,050 and 10,692,818 for three month period ended June 30, 2008 and 2007, respectively and 41,347,823 and 10,077,910 for the six month period ended June 30, 2008 and 2007, respectively.

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

As more fully described in Note 6 below, the Company granted stock options over the years to employees of the Company under its 2004 Equity Incentive Plan.  The Company granted non-qualified stock options to purchase 1,230,000 shares of common stock during the six month period ended June 30, 2008 to employees and directors of the Company under the 2004 Equity Incentive Plan.

As of June 30, 2008, there were outstanding employee stock options to purchase 4,230,000 shares of common stock, 1,628,263 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.   The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company  accounts for research and development  costs in accordance with the Financial   Accounting  Standards Board's  Statement  of  Financial  Accounting Standards  No. 2 (“SFAS 2”),  “Accounting  for Research and Development  Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $321,531 and $606,637 for the three and six month periods ended June 30, 2008; $38,896 and $42,259 for the three and six month period ended June 30, 2007 and  $1,765,663 from September 7, 2004 (date of inception) through June 30, 2008, respectively.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from operations of $33,633,919 from its inception on September 7, 2004 through June 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – NOTES PAYABLE-RELATED PARTY

Notes payable related party is comprised of a promissory note totaling $10,316, due November 15, 2008 with interest at 4.9% per annum due upon maturity to a former director of the Company.

NOTE 3 -- REDEEMABLE SECURITIES

Series A  10% Convertible Preferred Stock

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 3 -- REDEEMABLE SECURITIES (continued)

Series A 10% Convertible Preferred Stock  (continued)

In December, 2007, the Board of Directors authorized the issuance of up to 12,000 shares of Series A 10% convertible non-voting preferred stock (the “Series A shares”) having a stated value of $1,000 per share . The Series A shares are convertible at any time, at the option of the holder, into the Company’s common stock at an initial conversion rate determined by dividing the stated value of $1,000 by the initial conversion price of $0.95 per share. The conversion price is subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price or pays a stock dividend or otherwise makes a distribution payable in shares of common  stock, with the exception of any shares issued upon conversion or payment of dividend on this issuance, or other similar events such as stock splits or common stock reclassifications.

The holders are entitled to receive a cumulative 10% dividend based on the stated value of $1,000 per share, payable on the calendar quarter in cash or in shares of its common stock with certain discounts, at the Company’s option.

Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A shares shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 120% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series A share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A shares shall be ratably distributed among the holders of the Series A shares in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value inclusive of accrued dividends was $10,045,000 (inclusive of dividend of $205,000) and $9,849,111 (inclusive of dividend of $9,111) as of June 30, 2008 and December 31, 2007, respectively.

In December 2007, the Company issued 8,200 Series A shares at $1,000 per share to accredited investors in a private placement, plus warrants. The Company received $8,200,000 less issuance costs totaling $1,312,534. Net cash proceeds at December 31, 2007 were $ 7,342,500. The balance of the costs includes an accrual paid in January and the value of a fee warrant issued in conjunction with the financing. The issuance costs have been recorded as a reduction in the ‘Shares subject to redemption.' $4,802,973 has been allocated to the warrants based on their fair value, reducing ‘Shares subject to redemption.’

As required by the Certificate of Designation of the Series A shares, the Company may be required to redeem the Series A shares for cash in an amount equal to the stated value of the Series A shares, plus accrued and unpaid dividends, upon the occurrence of certain events. As the Series A shares redemption requirement may be triggered by events that are outside the Company’s control, in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company recorded the fair value of the Series A shares outside of common shareholders’ equity in the accompanying consolidated balance sheet.

Under EITF No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of a beneficial conversion feature of the Series A shares issued in the December 2007 private placement. The Company has attributed a beneficial conversion feature of $2,817,710 to the Series A shares based upon the difference between the effective conversion price of those shares and the fair value of the Company’s common stock on the date of issuance of the Series A shares. The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A shares. Since the redemption requirement of the Series A shares is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A shares to redemption value and will not do so until the occurrence of any one of those future events becomes probable.

The Company's Series A Shares are redeemable under certain conditions, including:

•	The Company effecting a merger or consolidation with another entity
•	The Company sells all or substantially all of the Company's assets
•	The Company's shareholders approve a tender or exchange offer, or
•	The Company's holders of the common stock exchange their shares for securities or cash

Accordingly, upon the occurrence of any one of these events, the Series A shares will become redeemable and the Company will accrete the carrying value of the Series A shares to redemption value at that time.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Registration Rights Agreement

In connection with the December 27, 2007 private placement, the Company entered into a registration rights agreement with the purchasers of the Series A shares, which, as amended, requires the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series A shares on or before August 31, 2008. If the Company is unable to obtain an effective registration statement by that date, the Company will have to pay liquidated damages in cash to the holders of the Series A shares beginning on September 1, 2008.  The amount of liquidated damages that may be due is calculated by the following formula: up to a maximum of 20% of the aggregate subscription amount paid by each purchaser of the Series A shares on the percentage of the total Series A shares purchased by each purchaser that the SEC will allow us to register under Rule 415.  The Company estimates that percentage to be 33% of the total outstanding shares held by non-affiliates of the Company, or 4,112,753 shares of common stock.  Based on this formula the Company may be obligated to pay up to $781,423 in liquidated damages. The Company has filed a registration statement with the SEC for the sale of the common stock underlying the Series A shares. However, the registration statement is currently the subject of an SEC review and, to date, has not been declared effective.

The Company has not recorded a liability in connection with the registration rights agreement because, in accordance with SFAS No. 5, Accounting for Contingencies, management has concluded that it is not probable that the Company will make any payments under the liquidated damages provisions of the registration rights agreement.

The Company, after the effective date of the registration statement, and with certain market conditions, can force redemption of the Series A shares.

As additional consideration for the purchase of the Series A shares, the Company granted to the holders of the Series A shares warrants entitling them to purchase 5,178,947 shares of the Company’s common stock at the price of $1.14 per share expiring five years from issuance, and exercisable after one year on a net cashless basis. 5,157,895 Series J warrants were also issued at $1.235 per share expiring one year from issuance. In addition, Series J-A warrants totaling 3,094,737 are issuable at $1.425 share, contingent on the exercise of the Series J warrants. For accounting purposes the Series J-A warrants have a one-year life as they are linked to the exercise of the Series J warrants. If the Series J warrants are exercised, the Series J-A warrants become 5-year warrants with a net cashless provision. None of the warrants have registration rights. The Company estimated the fair value at date of issue of the warrants issued in connection with the private placement to be $4,802,973 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.37% to 3.64%, expected volatility of 121.06%, and expected warrant life of one to five years. Since the Company may be obligated to settle the warrants in cash, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $ 4,802,973 and a reduction in value of shares subject to redemption. Any change in fair value is being recorded as non-operating, non-cash income or expense at each reporting date.

NOTE 4 -- WARRANT LIABILITY

As described in Note 3, the Company issued warrants in conjunction with the sale of the Series A shares.  These warrants contain a “fundamental transaction” clause that if while the warrant(s) are outstanding, the Company effects any merger or consolidation of the Company with or into another “Person” or other similar transactions (as defined in the warrants), the warrant holders can demand net cash settlement.

As the warrants contain a provision that could require cash settlement, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were recorded as a

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 4 -- WARRANT LIABILITY (continued)

derivative liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $ 4,802,973 and charged as a reduction of the preferred stock carrying value. Subsequent to the initial issuance date, the Company will be required to adjust to fair value the warrant as an adjustment to current period operations.

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” for the six month period ended June 30, 2008, the Company recorded a loss on change in fair value of warrant liability of $26,876,459.  The fair value the warrants at June 30, 2008 were determined using the Black Scholes Option Pricing Model with the following assumptions:  Dividend yield: -0-%, volatility: 100.08%; risk free rate: 2.17% to 3.34%.

As of the date of the financial statements, the Company believes an event under the warrants that would create an obligation to settle the warrants in cash or other current assets is remote and has classified the obligation as a long term liability.

NOTE 5 – STOCKHOLDERS EQUITY

Series A – Convertible Preferred Stock

At the time of its founding in September 2004, NewCardio Technologies issued 4,563,206 shares of Series A Convertible Preferred Stock, par value $0.0001 per share, to certain persons for costs incurred and services rendered.  The shares of Series A Convertible Preferred Stock were valued at $0.01 per share at the time of issuance.  In December 2007, in conjunction with the Share Exchange, the Series A Convertible Preferred Stock was converted on a one share-to-one share basis into 4,563,206 shares of common stock.

Common Stock

The Company is authorized to issue 99,000,000 shares of common stock, par value $0.001 per share.

In September 2004, NewCardio Technologies issued 3,436,794 shares of common stock to founders and consultants in exchange for services and intellectual property.  The shares of common stock were valued at $0.001 per share at the time of issuance.

In November 2004, NewCardio Technologies issued 300,000 shares of common stock upon the exercise of stock options at the exercise price of $0.001 per share.

In March 2006, NewCardio Technologies issued 278,375 shares of common stock for services rendered and, in October 2006, NewCardio Technologies issued 75,000 shares of common stock for services rendered.  The shares were valued at $0.10 per share. The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

In June 2007, NewCardio Technologies sold 4,200,000 shares of common stock, valued at $0.10 per share, for $0.02 per share, or $84,000.  The remaining $0.08 per share value was issued as compensation for services valued at $336,000.  The valuation of common stock issued for services was based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered. The difference between cash received for the sale of the common stock and the estimated fair value of $0.08 per share was recorded as stock-based compensation.  The shares are subject to a repurchase right that diminishes when certain events occur.  192,000 shares remain subject to the repurchase right.

In September 2007, NewCardio Technologies sold 1,475,631 shares of common stock, valued at $0.10 per share, for $0.02 per share for cash, or $29,513. The remaining $0.08 per share value was issued as compensation for services rendered.  The difference between cash received for the sale of the common stock and the estimated fair value of $0.08 per share was recorded as stock-based compensation.  25% of the shares were fully vested at the time of sale.  The remaining shares are subject to a repurchase right that diminishes over a 36 month period.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 5 -- STOCKHOLDERS EQUITY (continued)

Common Stock (continued)

In April 2008, the Company issued an aggregate of 110,301 shares of common stock as dividends due to holders of the Series A shares in the amount of $214,112.
In June 2008, the Company issued 100,000 shares of common stock as deferred compensation at $3.38 per share.

In June 2008, the Company issued an aggregate of 8,000 shares of common stock for services rendered at approximately $3.52 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

NOTE 6 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2008:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price

$0.10	2,592,000	1.97	$0.10	2,592,000	$0.10
0.50	25,000	3.15	0.50	25,000	0.50
0.95	604,211	4.49	0.95	604,211	0.95
0.96	592,131	4.00	0.96	592,131	0.96
1.14	5,178,947	4.49	1.14	5,178,947	1.14
1.15	473,705	4.00	1.15	473,705	1.15
1.235	5,157,895.49		1.235	5,157,895	1.235
1.425	3,094,737.49		1.425	-	1.425
2.00	300,000	2.93	2.00	20,833	2.00
4.00	300,000	2.93	4.00	20,833	4.00

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	2,612,000	$0.11
Granted	15,106,626	1.22
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	17,718,626	1.06
Granted	600,000	3.00
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	18,318,626	$1.09

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
JUNE 30, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

Warrants  (continued)

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

For the year ended December 31, 2007, warrants totaling 13,431,579 were issued in connection with the issuance of the Series A 10% convertible preferred stock. The general descriptions and the methods and assumptions of fair value are described below:

	Series A Warrants	Series J Warrants	Series J-A Warrants

Number of warrants	5,178,947	5,157,895	3,094,737
Exercise price	$1.14	$1.235	$1.425
Term	5 years	1 year	1 year (a)
Black Scholes Assumptions:
Dividend yield:	-0-%	-0-%	-0-%
Volatility	121.06%	121.06%	121.06%
Risk free rate:	3.64%	3.37%	3.37%

(a)
The Series J-A warrants are only exercisable in the event the Series J warrants are exercised.  If the Series J warrants are exercised, the term of the Series J-A warrants will automatically extend until December 27, 2012, which would give them a five-year term from date of issuance.

The Company reduced shares subject to redemption by $4,802,973 (and recorded a warrant liability) in conjunction in the year ended December 31, 2007.  See also Footnote 4 for an update in the Warrant Liability and related assumptions at June 30, 2008.

For the six month period ended June 30, 2008, warrants totaling 300,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for three years from the date of issuance at an exercise price of $2.00 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 100.08% and risk free rate of 3.57%.  The Company recorded the vested portion as charge to operations of $50,631 in the six month period ended June 30, 2008.

For the six month period ended June 30, 2008, warrants totaling 300,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for three years from the date of issuance at an exercise price of $4.00 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 100.08% and risk free rate of 3.57%.  The Company recorded the vested portion as charge to operations of $41,644 in the six month period ended June 30, 2008

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at June 30, 2008:

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	409,876	6.24	$0.01	315,606	$0.01
0.02	130,000	7.76	0.02	35,313	0.02
0.22	200,000	9.36	0.22	108,958	0.22
2.25	320,000	9.68	2.25	26,667	2.25
3.30	100,000	9.97	3.30	-	3.30

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006:	1,352,606	$0.007
Granted	480,000	0.16
Exercised	(821,500)	(0.05)
Canceled or expired	(214,147)	(0.06)
Outstanding at December 31, 2007:	796,959	0.07
Granted	420,000	2.50
Exercised		-
Canceled or expired	(57,083)	(0.08)
Outstanding at June 30, 2008:	1,159,876	$0.95

During the six month period ended June 30, 2007, the Company granted 155,000 non employee stock options in connection with the services rendered with an exercise price of $0.02 per share expiring in 2017 and vesting from two to four years.

The fair value of all non-employee options vesting during the six month period ended June 30, 2007 of $5,090 was charged to current period operations. The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	118.62% to 125.34%
Risk free rate:	4.65% to 5.03%

During the six month period ended June 30, 2008, the Company granted an aggregate of 420,000 non employee stock options in connection services rendered at the exercise price from $2.25 to $3.30 per share.  The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	93.24% to 100.08%
Risk free rate:	3.45% to 3.99%

The fair value of all non-employee options vesting during the six month period ended June 30, 2008 of $253,273 was charged to current period operations.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 6 -- STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	6.23	$0.001	93,750	$0.001
0.01	270,000	8.03	0.01	139,792	0.01
0.02	880,000	8.69	0.02	880,000	0.02
0.22	1,750,000	9.40	0.22	388,889	0.22
2.05	1,130,000	9.71	2.05	121,666	2.05
3.05	100,000	9.75	3.05	4,167	3.05

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006:	450,000	$0.004
Granted	2,630,000	0.22
Exercised	(80,000)	(0.01)
Canceled or expired	-	-
Outstanding at December 31, 2007:	3,000,000	0.14
Granted	1,230,000	2.14
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008:	4,230,000	$0.72

During the six month period ended June 30, 2007, the Company granted 880,000 non employee stock options in connection with the services rendered with an exercise price of $0.02 per share expiring on March 31, 2017 and vesting immediately or over six month period.  The fair values of the options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	125.34%
Risk free rate:	4.59%

The fair value of all employee options vesting in the six month period ended June 30, 2007 of $22,149 was charged to current period operations

During the six month period ended June 30, 2008, the Company granted 1,230,000 stock options with an exercise price from $2.05 to $3.05 per share expiring ten years from issuance.  The fair value was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	93.24%
Risk free rate:	3.48% - 3.57%

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 6 -- STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

The fair value of all employee options vesting in the six month period ended June 30, 2008 of $438,564 was charged to current period operations

NOTE 7 -- FAIR VALUE

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of June 30, 2008:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1		Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
Short term Investment	$4,095,839		$4,095,839
Total	4,095,839		4,095,839
Liabilities
Warrant Liability	(31,679,432)		-	$-	$(31,679,432)
Total	$(31,679,432)	$		$—	$(31,679,432)

  (A) Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 7 -- FAIR VALUE (continued)

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, the Company adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of FSP FAS No. 157-2, the Company will be required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations, and the Company do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

The fair value of the assets, short term investments, at June 30, 2008 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at June 30, 2008.

The table below presents a reconciliation of the beginning and ending balances of our warrant liability during the six months ended June 30, 2008:

Warrant Liability:
Balance, January 1, 2008	$4,802,973
Additions to warrant liability	$26,876,459
Balance, June 30, 2008	$31,679,432

During the six months ended June 30, 2008, the Company recognized an unrealized loss of $26,876,459 in connection with the increase in the warrant liability. The unrealized loss was charged to operations under loss on change in fair value of warrant liability included in other income (expense). The Company did not recognize any realized losses or gains in connection with financial assets or liabilities measured at fair values.

NOTE 8 – SUBSEQUENT EVENTS

 In July 2008, the Company issued an aggregate of 64,903 shares of common stock as a dividend due to holders of the Series A shares in the amount of $205,000 under the terms of the December 27, 2007 private placement discussed in Note 3 above.

NOTE 9 – RESTATEMENT

The accompanying consolidated balance sheet as of December 31, 2007 has been restated to correct the accounting treatment of the Series A shares and warrants issued in the December 2007 private placement and related fees and warrants issued in connection with the private placement.

The effect of these adjustments is a decrease in net loss of $3,297,797 for the period from September 7, 2004 (date of inception) through December 31, 2007 and for the year ended December 31, 2007.  There was no effect on cash flows from operating, investing or financing for either period.

The following table summarizes the effects of these adjustments on the Company’s consolidated balance sheet as of December 31, 2007:

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9 – RESTATEMENT (continued)

Consolidated Balance Sheet
December 31, 2007

	As Previously
	Reported	Adjustment		Reference	As Restated

Cash	$1,476,625	$			$1,476,625
Short term investment	5,000,000				5,000,000
Property, plant and equipment	7,687				7,687
	6,484,312		-		6,484,312

Accounts payable and accrued liabilities	871,246				871,246
Note payable, related party, current portion	10,316				10,316
Shares subject to redemption	8,200,000		(8,200,000)	a	-
Warrant liability	4,802,973				4,802,973
Total liabilities:	13,884,535		(8,200,000)		5,684,535

Shares subject to redemption	-		2,084,493	b	2,084,493

Common stock	20,238				20,238
Additional paid in Capital	3,035,444		2,817,710	c	5,853,154
Deficit accumulated during development stage	(10,455,905)		3,297,797	d	(7,158,108)
Total deficiency in stockholders' equity	(7,400,223)		6,115,507		(1,284,716)

	$6,484,312		$-		$6,484,312

(a)  In December 2007, the Company issued 8,200 Series A shares at $1,000 per share to accredited investors in a private placement. The Company initially recorded the issuance as a current liability at the full face amount of $8,200,000 and recorded the issuance costs totaling $1,312,534 in interest expense for the year ended December 31, 2007.

As required by the Certificate of Designation of the Series A shares, the Company may be required to redeem the Series A shares for cash in an amount equal to the stated value of the Series A shares, plus accrued and unpaid dividends, upon the occurrence of certain events. As the Series A shares redemption requirement may be triggered by events that are outside the Company’s control, in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company recorded the fair value of the Series A shares outside of common shareholders’ equity in the accompanying consolidated balance sheet.

(b)   Under EITF No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company should have considered the effect of a beneficial conversion feature of the Series A shares issued in the December 2007 private placement.

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 9 – RESTATEMENT (continued)

$4,802,973 has now been allocated to the warrants based on their fair value using the Black Scholes option pricing model, reducing Shares subject to redemption. $1,312,534 of issuance costs also reduces the Shares subject to redemption. The Company has now also attributed a beneficial conversion feature of $2,817,710 to the Series A shares based upon the difference between the effective conversion price of those shares and the fair value of the Company’s common stock on the date of issuance of the Series A shares. The Company made the following assumptions in the Black Scholes model used in valuing the warrants:  (1) a dividend yield of 0%; (2) an expected volatility of 121.06%, (3) a risk-free interest rate of 3.37% to 3.64%, and (4) an expected life of 1 to 5 years. The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A shares. Since the redemption requirement of the Series A shares is contingent on the occurrence of future events, the Company is not accreting the carrying value of the Series A shares to redemption value and will not do so until the occurrence of any one of those future events becomes probable.

Shares subject to redemption is summarized as follows:

Face amount of Series A shares:	$8,200,000
Less: fair value of warrants	(4,802,973)
Less: issuance costs	(1,312,534)
Net carrying value:	$2,084,493

(c)  To record a $2,817,710 dividend to the Series A preferred stockholders (see (b) above).

(d)  The effect in deficit accumulated during development stage is as follows:

Reclassification of initial fair value of warrants from current period interest expense to a reduction in carrying value of Series A shares	$4,802,973
Reclassification of the issuance costs from current period interest expense to a reduction in the carrying value of Series A shares	1,312,534
Less: The value of the beneficial conversion feature	(2,817,710)
Net change	$3,297,797

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Significant highlights for the second quarter of 2008 were as follows:

●
Our activity and spending continued at increased levels similarly to the first quarter of 2008. For the first six months of 2008, our net cash used in operating activities of just over $2 million has been spent at a relatively constant rate. We have increased our investment in both infrastructure and development efforts since the year ended 2007. Beginning in this second quarter, we are renting and occupying a corporate office in Santa Clara, California. At this time, we have committed approximately $120,000 per calendar quarter to infrastructure expenses, including human resources costs, which we plan to continue to fund from the proceeds of our December 27, 2007 financing.

●	We expect to add additional development and clinical personnel and to begin to add a sales infrastructure for QTinno™ by year end 2008.

●	We were actively seeking to recruit a Chief Medical Officer, which we accomplished at the end of July.

●
We determined that the first step to building a sales force was to recruit a president with direct sales experience in cardiac safety. We, therefore, delayed hiring internal sales and marketing personnel earlier this year and have focused on filling this key leadership position.  Recruiting efforts are ongoing and we expect to hire a president and begin building a sales team during the second half of 2008.

●	R&D highlights for the quarter included:

Clinical Development – QTinno™

During the quarter ended June 30, 2008, we completed the second external study of electrocardiograms (ECGs) previously obtained in drug development clinical trials.  This study complements and extends our previous external study completed in late 2007.  The independent study was a randomized, blinded study of more than 7,000 digital ECGs acquired from healthy subjects treated with placebo and two doses of a drug known to have QT-prolonging properties. QT intervals were determined on all 7,000 ECGs by QTinno™ and by the current “gold standard” approach: careful manual reading by a single cardiologist with extensive expertise in QT interval evaluation. Results showed that QTinno™’s automated determination and the “gold standard” manual measurement were virtually identical (less than 1 millisecond difference), and individual measurements showed a high degree of precision (standard deviation of well under 10 milliseconds between the two approaches). We plan to have the results of at least one of our external studies submitted to a major peer-reviewed cardiovascular journal by the end of this year.  During this upcoming quarter ending September 30, 2008, we expect to complete a clinical study that began in the second quarter in collaboration with a large clinical research organization that is involved in many drug development trials for large pharmaceutical companies. This research organization would be a potential customer for us, and, as a result, we consider its involvement in the development process as an important milestone towards our ultimate goal of market acceptance. We have also had the opportunity to obtain and test QTinno™ in challenging conditions and with a complex compound and have initiated this independent study in the current quarter ending September 30, 2008. We will continue to look for opportunities to validate this product in new and varying environments.

Internal Research Projects

VisualECG™ performance in ECGs from patients undergoing evaluation for acute chest pain is being studied internally.  Our objective is to collect data to help us refine the product and prepare it for an external clinical trial. During the quarter ended June 30, 2008, we completed patient enrollment and data collection for a retrospective clinical study to evaluate and refine VisualECG™ performance in patients presenting to an urban emergency department with possible acute coronary syndrome (i.e. a heart attack).  The study included about 600 patients who were evaluated for chest discomfort and who had at least one digital ECG obtained during the evaluation.  We will use ECGs and clinical information to correlate VisualECG™ findings with the clinical diagnoses – comparing the initial and VisualECG™ against the ultimate diagnosis up to several months later. We are also working on a study in Europe expected to involve approximately 150 to 200 patients. The objective of both studies is to assist us in defining an optimal set of VisualECG markers™ for diagnosis of a heart attack.  We expect to complete the data collection and conclude these internal development studies in order to begin an external development study of similar design that we expect to complete by the end of the first quarter of 2009.  The results of the internal development studies will not be published, as they will be used for technology development only. The results of the external development study will be published.

Only limited work has been performed to date on CardioBip™, our third product, although we continue to collect data from use of the initial units in Europe. We plan to evaluate CardioBip™ opportunities under current market conditions and later this year intend to evaluate product development cost and timeline alternatives for introduction of this product. For strategic timing reasons, no significant work is being performed on CardioBip™ at this time.

Regulatory Affairs

QTinno™: While we intend to initially market QTinno™ as a drug development research tool, and, hence, we believe the FDA pre-marketing clearance and pre-market approval rules will not initially apply, we expect that it may later be marketed as a clinical diagnostic device. We also believe that acquiring 510(k) premarket notification clearance from the FDA would provide additional validation for QTinno™. For these reasons we expect to file for 510(k) clearance as part of the initial product development plan. In addition, as we believe that QTinno™ must be compliant with 21 CFR Part 11 rules, we initiated plans for the work required to accomplish this late in the second quarter and have now begun this software documentation process. We expect to complete this work by year end.  Our ability to launch QTinno™ as expected will depend on the successful completion of our external validation studies, successful outcomes to these validation studies, acceptance of this product by the pharmaceutical and the clinical research organization community, our ability to put in place a successful sales and marketing infrastructure, and market acceptance by our targeted customers.  How quickly we can commercialize QTinno™ will also depend on the FDA’s recognition of QTinno™ as a viable tool in the cardiac safety research process of drug development, and the time for QTinno™  to comply with electronic data submission requirements under 21 CFR Part 11. If actual results differ from our current expectations, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

VisualECG™: We believe that VisualECG™ is eligible for 510(k) premarket notification clearance procedure as a Class II device.  This belief is supported by specific sections of 21 CFR identifying programmable diagnostic computers (21 CFR 870.1425), electrocardiographs (21 CFR 870.2340), vectorcardiographs (21 CFR 870.2400), and electrocardiographic monitoring devices (21 CFR 870.1425), as Class II devices.  How quickly we can commercialize VisualECG™ depends on our current internal efforts and our evaluation of the results as they impact near term development of the product. It will also depend on whether or not we can successfully initiate and execute future clinical trials that validate the device and the FDA agrees with our assessment that the device is eligible for 510(k) clearance as a Class II device and, therefore, does not require the more lengthy and expensive pre-market approval.

Comparison of Results of Operations for the Three and Six Months Ended June 30 2008 to June 30, 2007

Selected results of operations for the quarters and six months ended June 30, 2008 and June 30, 2007 were as follows:

Financial Condition and Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Operating expenses:
Selling, general and administrative	$1,169,250	$454,393	$1,906,217	$474,289
Depreciation	5,446	-	6,546	-
Research and development	321,531	38,896	606,637	42,259
Total operating expenses	1,496,227	493,289	2,519,400	516,548
Net loss from operations	(1,496,227)	(493,289)	(2,519,400)	(516,548)
Other income (expense)
Loss on change in fair value of warrant liability	(14,684,154)	-	(26,876,459)	-
Interest, net	49,044	(1,852)	102,338	(3,196)
Net loss before income taxes	(16,131,337)	(495,141)	(29,293,521)	(519,744)
Provision for income taxes	-	-	-	-
Net loss	(16,131,337)	(495,141)	(29,293,521)	(519,744)
Preferred stock dividend	(205,000)	-	(419,112)	-
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(16,336,337)	$(495,141)	$(29,712,633)	$(519,744)

Quarter ended June 30, 2008 and 2007

Selected results of operations for the three months ended June 30, 2008 and June 30, 2007 were as follows:

We continue to operate in 2008 as a development stage company and, as such, we have limited capital and limited capital resources and no revenues. We do not expect to see any revenues before 2009.

As of June 30, 2008, we have $4.3 million in cash and short term investment, the balance remaining from the financing we completed in December 2007.

We spent limited resources in the early part of 2007. In the second quarter of 2008, net cash used in operating activities totaled $0.9 million.

Selling, general and administrative expenses grew 157% to $1,169,000 for the quarter ended June 30, 2008, an increase of $715,000 from $454,000 in 2007.  The increase is made up of both cash and stock-based compensation to key consultants and executives. There was minimal spending in the second quarter of 2007. We began our business development activities in the second quarter of 2007, funded largely through the issuance and sale of our common stock. This was the primary expense in the second quarter of 2007.  In the second quarter of 2008, approximately $400,000 of the $1,169,000 we spent was non-cash expense, of which approximately 62% was related to the vested portion of stock options whose value is primarily based on the current market price of our common stock. The balance is primarily for professional services, both senior level employees and consultants, on the administrative side, and initial business development activities associated with planning for commercialization.

Research and development expenses grew 727% to $322,000 for the quarter ended June 30, 2008, an increase of $283,000 from $39,000 in 2007.  A year ago very limited funds were available to spend on clinical trial efforts, whereas we are now well along on validating our first product to market, QTinno™, both through the recently concluded 7,000 ECG study, as well as initial work started with a Clinical Research Organization. We have also begun internal development trials on our second product, VisualECG™. Total research and development spending was approximately $120,000 plus the non-cash cost of stock-based compensation.

As discussed above, we have historically relied on the issuance of equity securities to consultants in exchange for services and, following the December 2007 financing, we now offer both cash and stock-based compensation arrangements. Our management enters into equity compensation agreements with non-employees, if it is in our best interest, under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS 123."   In order to conserve our limited operating capital resources, we anticipate continuing to compensate certain non-employees for services using equity or a combination of cash and equity during the next 12 months. Further, stock options will be a key element of employee compensation and, with the increase in our market capitalization as a result of our transition from a private company to a public company, the value of our equity is materially higher. This is expected to have a material effect on our results of operations during the next 12 months. For the three months ended June 30, these stock-based compensation arrangements totaled $604,000 in 2008 and $340,000 in 2007, respectively.

Loss on change in fair value of warrant liability is due to the warrants issued in the December 2007 financing. We marked the value of the warrants to market on June 30, 2008 and, at the current market price of our common stock, the value and, thus, warrant liability increased substantially. The warrant liability at June 30, 2008 is $31.7 million and quarterly expense related to this warrant liability is $14.7 million. Interest income of $49,000 (compared to almost none in 2007) is primarily related to income on the short term investment.   The preferred dividend of $205,000 is the 10% dividend on the $8.2 million in preferred stock payable for the three months ended June 30, 2008.

Six months ended June 30, 2008 and 2007

Selected results of operations for the six months ended June 20, 2008 and June 30, 2007 were as follows:

Selling, general and administrative expenses grew 302% to $1,906,000 for the six months ended June 30, 2008, an increase of $1,432,000 from $474,000 in 2007.  The increase is made up of both cash and stock-based compensation to key consultants and executives. There was minimal spending in the first half of 2007. We began our business development activities in the second quarter of 2007, funded largely through the issuance and sale of our common stock. This was the primary expense in the first half of 2007.  In the first six months of 2008, approximately $600,000 of the $1,906,000 was non-cash expense. The balance is primarily for professional services, both senior level employees and consultants, on the administrative side and also initial business development activities associated with planning for commercialization.

Research and development expenses grew 1,336% to $607,000 for the six months ended June 30, 2008, an increase of $565,000 from $42,000 in 2007.    A year ago very limited funds were available to spend on clinical trial efforts, whereas we are now well along on validating our first product to market, QTinno™. We concluded a study of approximately 7,000 ECGs that was reported in early July 2008. A study with a Clinical Research Organization was also initiated during the latter part of this period. We have also begun internal development trials on our second product, VisualECG™. Of the $607,000 in expenses for the six months ended June 30, 2008, approximately $250,000 was stock-based compensation.

Loss on change in fair value of warrant liability is due to the warrants issued in the December 2007 financing. We marked the value of the warrants to market on June 30, 2008 and at the current market price of our common stock, the value and thus warrant liability increased substantially. The warrant liability at June 30, 2008 is $31.7 million and expense for the six months ended June 30, 2008 related to this warrant liability is $26.9 million. Interest income of $102,000 in the first six months of 2008 (compared to almost none in 2007) is primarily related to income on the short term investment. The preferred dividend of $419,000 is the 10% dividend on the $8.2 million in preferred stock payable for from inception (approximately the first of the year) through June 30, 2008.

Liquidity and Capital Resources

We have incurred a net loss of $33.6 million from our inception in September 2004 through June 30, 2008.  $26.9 million of this loss is the non-cash cost of marking the value of the warrant liability to market each quarter in 2008.

As of June 30, 2008, we had working capital of approximately $3.7 million.  Net cash used in operating activities from inception is $3.3 million. We believe that we will continue to incur net losses and negative cash flow from operating activities into 2009. We have met our cash requirements to date through the private placement of common stock, the exercise of stock options, the private placement of preferred stock and the issuance of convertible notes.  We have raised a net amount of approximately $7,700,000 since inception, most of which was raised in our December 2007 private placement.  We believe the money raised in our December 2007 private placement will sufficiently fund our operations and business plan into the first half of 2009, but not until we are cash flow positive.  However, if we decide to accelerate the development of our products, our expenditures will likely increase from their current level and our current projection about how long our money will last will need to be revised accordingly.  We would likely need to raise additional capital in order to carry out the acceleration.

Until we are able to generate sufficient liquidity from operations, we intend to continue to fund operations from cash on-hand and through private placements of our securities. Our continued operations will depend on whether we are able to generate sufficient liquidity from operations and/or raise additional capital through such sources as equity and debt financings, the exercise of the one-year Series J Warrants issued in the December 2007 private placement, collaborative and licensing agreements and strategic alliances. There can be no assurance that additional capital will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. We currently have no commitments for any additional capital.

We may be required to pay liquidated damages to holders of our Series A Convertible Preferred Stock (the “Series A Stock”) beginning on September 1, 2008, if our registration statement covering the sale of a certain percentage of the shares of common stock underlying the Series A Stock, currently under review by the SEC, is not declared effective under the Securities Act of 1933, as amended (‘the “Securities Act”), by August 31, 2008.  At this time, we estimate the maximum amount of liquidated penalties we may have to pay to the holders of the Series A Stock to be $781,423, which is based on our current belief of what the maximum number of shares of common stock the SEC will allow us to register under the registration statement.

We have an outstanding promissory note to a former member of our Board of Directors in the principal amount of $10,316.  The promissory note has a two-year term and an interest rate of 4.9%.  Principal and interest accrued thereon are payable in full on the promissory note’s due date in November 2008.

We believe that we will continue to incur net losses and negative cash flows from operating activities beyond 2008.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the significant accounting policies and the judgments that we make in the application of those policies is presented in Note 1 to our unaudited condensed consolidated financial statements.

These financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. The following accounting policies are critical to understanding and evaluating our reported financial results:

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

Accounting for and Classifying Series A Stock

We may be required to redeem the Series A shares for cash in an amount equal to the stated value of the Series A shares, plus accrued and unpaid dividends, upon the occurrence of certain events. As the Series A shares redemption requirement may be triggered by events that are outside of our control, in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities, we recorded the fair value of the Series A shares outside of common shareholders’ equity in the consolidated balance sheet.

Accounting for and Classifying Warrants

The warrants we issued to the investors in the December 2007 private placement contain a “fundamental transaction” clause that, if while the warrants are outstanding, we effect a merger or consolidation, or similar transactions as defined in the warrants, the warrant holders can demand net cash settlement. As the warrants contain a provision that could require cash settlement, pursuant to  EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4,802,973 and reduced the value of the shares of Series A Stock subject to redemption. Subsequent to the initial issuance date, we are required to adjust, and have been adjusting, the warrants to fair value through current period operations.

In preparing our financial statements, management made a number of   assumptions in connection with the accounting and reporting the issuance of the warrants as non-current liabilities:

●	The Series J-A warrants are only exercisable in the event the Series J warrants are exercised.

●	If the Series J warrants are exercised, the term of the Series J-A will automatically extend until December 27, 2012, which would give them a five- year term from date of issuance.
●
The holders of the warrants may exercise their options to purchase our common stock at any time during the term of the warrants.  Absent specific events, described as a “Fundamental Transactions,” we are obligated to settle the warrants with unregistered shares of common stock.

●	The warrant holders can demand net cash settlement if we enter into a transaction that is either:

●	an all cash sale,

●	a “going private transaction,” or

●	a transaction involving a person or entity not traded on a national securities exchange, the NASDAQ Global Select Market, the NASDAQ Global Market or the NASDAQ Capital Market.

●
Absent the occurrence of any of the three events described above, should the holders of the warrants exercise their warrants, we would meet the obligation by issuing shares of our unregistered common stock, not the transfer of current assets.

●
Based upon the facts and circumstances available to management, management made the following estimates and assumptions in accounting and reporting of the liabilities associates with the Series J and Series J-A warrant liabilities:

●	During the foreseeable future, we have no plan to enter into a transaction that would require us to settle the Series J and Series J-A warrants with cash.

●	The holders of the Series J warrants will exercise their warrants and we will receive shares of unregistered common stock. This assumption is based upon the economic value of the warrants.

●	As a result of the Series J warrants being exercised, the Series J-A warrants will not expire until December 27, 2012.

●	Further, if the Series J warrants are not exercised by December 27, 2008, the warrant liability for both the Series J and Series J-A warrants terminates.

●
As of the date of the second quarter 2008 financial statements, we believe an event that would create an obligation to settle the warrants in cash or other current assets is remote and have classified the obligation as a long term liability.

If an event occurs that would require the net cash settlement of the warrants, we will reclassify the obligation to current liabilities.

Financial Instruments Measured at Fair Value.

We carry certain financial instruments in the form of liabilities at fair value with changes in fair value recognized in earnings each period. We make estimates regarding valuation of assets and liabilities measured at fair value in preparing the consolidated financial statements. The assets are comprised solely of short term investments consisting of certificate of deposits. The liabilities are comprised solely of derivative contracts that may have to settle in the form of cash if certain events occur. The derivative contracts comprise 100% of the liabilities measured at fair value.

Fair Value Measurement—Definition and Hierarchy.

We adopted the provisions of SFAS No. 157, effective January 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, we use various valuation approaches, including market, income and/or cost approaches. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

●
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

●	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly.

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of observable inputs can vary and is affected by a wide variety of factors, including, for example, the type of security, whether the security or instrument  is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. See Note 7 to the unaudited condensed consolidated financial statements at June 30, 2008 for further information about our financial assets and liabilities that is accounted for at fair value.

Valuation Techniques.

Fair value for many derivative contracts is derived using pricing models. Pricing models take into account the contract terms (including maturity) as well as multiple inputs, including, where applicable, equity prices, interest rate yield curves, and volatility of the underlying security. Where appropriate, valuation adjustments are made to account for various factors, including bid-ask spreads and market liquidity. These adjustments are applied on a consistent basis and are based upon observable inputs where available.

Short-term Investment.  Short term investment primarily consists of certificate of deposits where the market price was readily available and there was no change in fair valuing them at June 30, 2008.

Derivative Contracts. Derivative contracts are comprised of warrants issued to investors in connection with the placement of equity instruments in December 2007.  As the contracts contain a provision that could require cash settlement, pursuant to  EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4.8 million and a reduction to shares subject to redemption. For the three month and six month periods ended June 30, 2008, we recorded an unrealized loss on change in fair value of warrant liability of $14.7 million and $26.9 million, respectively. While the change in the value of the derivative contract increased both our liabilities and losses, the increase did not impact our liquidity. We did not recognize any realized losses or gains in connection with financial assets or liabilities measured at fair values.

The fair value of the derivative contracts at June 30, 2008 was modeled  using the Black-Scholes Option Pricing Model with the following assumptions:  Dividend yield: -0-%, volatility: 100.08%; risk free rate: 2.17% to 3.34%.

Since we are newly established and have a limited operating history and external price data is extremely limited, the valuation of the derivative instruments required more judgment in the implementation of the valuation technique applied due to the reduced observability of inputs. Derivative contracts , for which observability of external price data is extremely limited, are valued based on an evaluation of the market for similar positions as indicated by industry competitors market activity (for example, assumed volatility of underlying shares of the common stock underlying the derivative) . Each position is evaluated independently taking into consideration the underlying collateral performance and pricing and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment. For example, if assumed projected volatility of our shares of common stock underlying the derivate contract were to increase from the assumed 100.08%, the value of the derivative contract would increase, resulting in an increase in liabilities and a corresponding decrease in earnings. The derivative instruments are valued based on data from comparable equity instruments tend to be of limited observability. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

In general, as the price of our common stock underlying the derivative contact increases, our reported liability increases and operating  results will be negatively impact our financial condition and results of operations; conversely, if our common stock price decreases, the changes in the derivative contract will improve our financial condition and results of operations. Given the changes in the derivative contract are non-cash and unrealized, any changes will not have an impact on our liquidity.

While these valuation factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions may require significant judgment. We are unable to predict whether or not the fair value of the derivative contract will approximate the ultimate realization on settlement. In the case of our warrant liability, we believe an event under the contract that would obligate us to settle the liability in cash is remote, and we have classified the liability as long term as a result. We do not expect it to impact our liquidity.

If the event occurred, it could have a material adverse effect on the Company’s financial condition and operating results.

Reclassifications of Derivative Contracts.

There were no reclassifications of derivative contracts from Levels 1 or 2 to Level 3 during the period ended June 30, 2008.

Fair Value Control Processes.

We employ control processes to validate the fair value of its financial instruments, including those derived from pricing models. These control processes are designed to assure that the values used for financial reporting are based on observable inputs wherever possible. In the event that observable inputs are not available, the control processes are designed to assure that the valuation approach utilized is appropriate and consistently applied and that the assumptions are reasonable. These control processes include reviews of the pricing model’s theoretical soundness and appropriateness by our personnel with relevant expertise.

Where a pricing model is used to determine fair value, recently executed comparable transactions and other observable market data are considered for purposes of validating assumptions underlying the model.

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

Inflation

Our opinion is that inflation has not had a material effect on our operation.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements regarding our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties.

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Amendment No. 1 on Form 10-K/A for the year ended December 31, 2007 and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  As a result, it is possible that the money we raised in the December 2007 private placement will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.  If we are not able to generate sufficient liquidity from operations or raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  This evaluation identified a deficiency in our disclosure controls and procedures.  As a result of a comment received from the Accounting Staff of the Division of Corporate Finance of the SEC in its review of our financial statements for the fiscal year ended December 31, 2007 and the quarter ended March 31, 2008, contained in our Form S-1 currently under SEC review, we determined that an error was made in the accounting of the Series A Stock.  We had recorded the Series A Stock as a liability as of December 27, 2007, the date it was issued, instead of as outside of shareholders’ equity.   Due to the significance of this error, we have restated our financial statements for the year ended December 31, 2007 and the quarter ended March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

We have taken remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including reviewing all equity instruments to identify any securities that may have to be classified as temporary equity; hiring an outside accountant with expertise in derivatives accounting to assist us in this review; improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the accounting of redeemable preferred securities.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1A.	Risk Factors.

The risk factors included in our Annual Report on Form 10-K/A (No.1) for the fiscal year ended December 31, 2007 have not materially changed other than as set forth below.

Our ability to commercialize QTinno™ depends on acceptance by the FDA.

Our ability to launch QTinno™ as expected will depend on the successful completion of our external validation studies, successful outcomes to these validation studies, acceptance of this product by the medical community, our ability to put in place successful sales and marketing infrastructure, market acceptance by our targeted customers as well as obtaining FDA 510(k) clearance.  Although this product is a research tool and we do not believe it requires FDA premarket clearance or premarket approval we believe that there are clinical applications for QTinno™ as a diagnostic tool that will require a 510(k) clearance and it may be efficient to file for 510(k) clearance as part of the initial product development timeline. How quickly we can commercialize QTinno™ will also depend on FDA recognition of the reliability of QTinno™ as a viable tool in the cardiac safety research process of drug development.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

Our board of directors may authorize the issuance of additional common or preferred shares under applicable state law without stockholder approval.  We are authorized to issue 99,000,000 shares of common stock and 1,000,000 shares of preferred stock with such designations, preferences and rights as may be determined by our board of directors. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.  If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities.   If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

There is no assurance of an established public trading market, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

Although our common stock trades on the Over the Counter Bulletin Board (the “OTCBB”), a regular trading market for our common stock may not be sustained in the future. The National Association of Securities Dealers (the “NASD”) limits quotation on the OTCBB to securities of issuers that are current in their reports filed with the SEC. If we fail to be current in the filing of our reports with the SEC, our common stock will not be able to be traded on the OTCBB.  The OTCBB is an inter-dealer market that provides significantly less liquidity than a national securities exchange or automated quotation system. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for stocks listed on national securities exchanges or automated quotation systems. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock may be influenced by a number of factors, including:

●	the issuance of new equity securities;
●	changes in interest rates;
●	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	variations in quarterly operating results;
●	change in financial estimates by securities analysts;
●	the depth and liquidity of the market for our common stock;
●	investor perceptions of our company and the technologies industries generally; and
●	general economic and other national conditions.

Our common stock is a "Penny Stock."

Our common stock is a “low-priced” security, or a penny stock, under rules promulgated under the Securites Exchange Act of 1934, as amended (the “Exchange Act”).   A stock could be considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Our Common Stock is not registered under the Exchange Act.

Our common stock is not registered under the Exchange Act, and we have no current intention to register it under the Exchange Act.  Because we are not registered under the Exchange Act our officers, directors and affiliates are not subject to the reporting obligations under Sections 16 thereof and are not required to notify stockholders of acquisitions or dispositions of our securities through the filing of Forms 3, 4 and 5 or through the filing of Schedules 13d or 13g.  In addition, we are not subject to Section 14 of the Exchange Act, which would require us to file proxy statements seeking your proxy in connection with stockholder meetings or information statements in connection with actions taken by stockholders without a meeting.  Consequently, you will not be afforded the disclosure and procedural protections of the proxy rules.  The duty to file under Section 15(d) of the Exchange Act shall also be automatically suspended as to any fiscal year, other than the fiscal year within which such registration statement became effective, if, at the beginning of such fiscal year, the securities of each class to which the registration statement relates are held of record by less than three hundred persons.  If our obligations under Section 13 of the Exchange Act are suspended, we would no longer have an obligation to file quarterly and annual reports and stockholders could be deprived of current public information about our company.

Risks due to sale restrictions imposed by state “Blue Sky Laws.”

There are state regulations, which might affect the transferability of our shares. We have not registered its shares for sale under the securities or "blue sky" laws of any state and we have no plans to register or qualify its shares in any state.  In all states except for Arkansas, Georgia, Illinois, Louisiana, New York, North Dakota, Ohio, Oregon and Tennessee, stockholders can make unsolicited sales of securities through broker dealers.  Current stockholders, and persons who desire to purchase the shares in any trading market that may develop in the future, should be aware that there may be significant state restrictions upon the ability of new investors to purchase the securities.

Because we have no plans to pay dividends on our common stock, stockholders must look solely to appreciation of our common stock to realize a gain on their investments.

We do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain future earnings, if any, to finance the expansion of our business. Our future dividend policy is within the discretion of our board of directors and will depend upon various factors, including our business, financial condition, results of operations, capital requirements and investment opportunities. In addition, our senior credit facility limits the payment of dividends without the prior written consent of the lenders. Accordingly, stockholders must look solely to appreciation of our common stock to realize a gain on their investment. This appreciation may not occur.

There are certain anti-takeover provisions that exist in connection with our December 27, 2007 private placement.

In the event that we effect any merger or consolidation, a sale of all or substantially all of our assets, engage in a tender offer or exchange offer, or reclassify our common stock or any compulsory share exchange pursuant to which the common stock is effectively converted into or exchanged for other securities, cash or property (collectively, a “Fundamental Transaction”), then, upon any subsequent exercise of the warrants issued in the December 27, 2007 private placement, the warrant holders shall have the right to receive, for each share of common stock that would have been issuable upon such exercise immediately prior to the occurrence of any Fundamental Transaction, the number of shares of common stock of the successor or acquiring corporation or of the company, if it is the surviving corporation, and any additional consideration receivable as a result of such Fundamental Transaction, by a holder of the number of shares of Common Stock for which this Warrant is exercisable immediately prior to such event.  Additionally, if we enter into certain Fundamental Transactions while the warrants are outstanding, the warrant holders can demand that their warrants be cashed out prior to the consummation of the Fundamental Transaction according to the Black Scholes option pricing model formula. Further, if we enter into a “change of control transaction” (defined in our Certificate of Designation), the Series A Stock issued in the December 27, 2007 private placement has certain redemption rights.  The redemption price depends on the triggering event and ranges from the redemption of the Series A Stock for a price equal to the triggering redemption amount, shares of common stock equal to the triggering redemption amount divided by 75% of the average of the volume weighted average prices for the 10 days prior to the date of election by the holders of the Series A Stock requiring us to redeem the Series A Stock, and the increase of the Series A Stock dividend rate to 18% per annum.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended June 30, 2008, we have issued the following securities that were not registered under the Securities Act:

On June 27, 2008, we issued 50,000 shares of our common stock, a three-year warrant to purchase 50,000 shares of our common stock at an exercise price of $2.00 and a three-year warrant to purchase 50,000 shares of our common stock at an exercise price of $4.00 to First Montauk Securities Corp., an accredited investor and NASD member firm, as compensation for financial advisory services to be provided to us under the terms of a consulting agreement.

On May 1, 2008, we issued 50,000 shares of our common stock, a three-year warrant to purchase 250,000 shares of our common stock at an exercise price of $2.00 and a three-year warrant to purchase 250,000 shares of our common stock at an exercise price of $4.00 to JFS Investments, an accredited investor, as compensation for investor relation services, including professional investment community awareness and public market insight, to be provided to us under the terms of a consulting agreement.

On April 1, 2008, holders of our Series A Convertible Preferred Stock, all accredited investors, were issued an aggregate of 110,301 shares of our common stock, as a dividend payment due for the calendar quarter ended March 31, 2008. As contractually required, the shares were valued at 90% of the volume weighted average price of a share of our common stock for the 20 trading days immediately preceding the dividend payment date.

The securities described above in this Item 2 were issued to investors in reliance on exemptions from the registration provisions of the Securities Act, provided for by Section 4(2) thereof for transactions not involving a public offering.

Item 6.  Exhibits.

3.1
Amended and Restated Certificate of Amendment of Certificate of Incorporation of NewCardio, Inc.  (Incorporated herein by reference to Exhibit No. 3.1 of Registrant’s Form S-1/A (No. 4) filed on July 24, 2008.)

3.2	Amended and Restated Bylaws of NewCardio, Inc. (Incorporated herein by reference to Registrant's Quarterly Report on Form 10-Q, as filed on May 15, 2008.)
4.1	Certificate of Designation of Series A Preferred Stock (Incorporated herein by reference to Exhibit No. 4.1 of Registrant’s Form S-1/A (No. 1) filed on April 15, 2008.)
10.1
Securities Purchase Agreement dated as of December 27, 2007 between Registrant and the purchasers signatory thereto (Incorporated herein by reference to Exhibit No. 10.1 of Registrant's Form S-1/A (No. 2) filed on May 20, 2008.)

10.2	Form of Series A Warrant (Incorporated herein by reference to Exhibit No. 4.2 of Registrant's Form 8-K filed on January 4, 2008.)
10.3	Form of Series J Warrant (Incorporated herein by reference to Exhibit No. 4.3 of Registrant's Form 8-K filed on January 4, 2008.)
10.4	Form of Series J-A Warrant (Incorporated herein by reference to Exhibit No. 4.4 of Registrant's Form 8-K filed on January 4, 2008.)
10.5	Registration Rights Agreement (Incorporated herein by reference to Exhibit No. 4.5 of Registrant's Form 8-K filed on January 4, 2008.)
10.6
Amendment No. 1 to Securities Purchase Agreement dated as of December 27, 2007 between Registrant and certain of the purchasers signatory thereto, dated February 6, 2008 (Incorporated herein by reference to Exhibit No. 4.6 of Registrant's Form 8-K filed on February 11, 2008.)

10.7
Amendment No. 1 to Registration Rights Agreement dated as of December 27, 2007 between Registrant and certain of the purchasers signatory thereto (Incorporated herein by reference to Exhibit No. 4.7 of Registrant's Form 8-K filed on February 11, 2008.)

10.8
Share Exchange Agreement dated December 27, 2007 among Registrant, NewCardio, Inc. and the shareholders of NewCardio, Inc. (Incorporated herein by reference to Exhibit No. 10.8 of Registrant's Form S-1/A (No. 2) filed on May 20, 2008.)

10.9
Return to Treasury Agreement dated December 27, 2007 between Registrant and Harborview Master Fund L.P., (Incorporated herein by reference to Exhibit No. 10.2 of Registrant's Form 8-K filed on January 4, 2008.)

10.10
Return to Treasury Agreement dated as of December 27, 2007 between Registrant and Diverse Trading Ltd., (Incorporated herein by reference to Exhibit No. 10.3 of Registrant's Form 8-K filed on January 4, 2008.)

10.11	2004 Equity Incentive Plan (Incorporated herein by reference to Exhibit No. 10.4 of Registrant's Form S-8 POS filed on March 7, 2008.)
10.12
Employment Agreement dated November 1, 2007 between NewCardio, Inc. and Branislav Vajdic. (Incorporated herein by reference to Exhibit No. 10.5 of Registrant's Form S-1/A (No. 2) filed on May 20, 2008.)

10.13
Consulting Agreement dated March 1, 2007 between NewCardio, Inc. and Branislav Vajdic. (Incorporated herein by reference to Exhibit No. 10.6 of Registrant's Amendment No. 1 on Form 10-K/A filed on April 4, 2008.)

10.14
Employment Agreement dated October 31, 2007 between NewCardio, Inc. and Kenneth Londoner. (Incorporated herein by reference to Exhibit No. 10.7 of Registrant's Amendment No. 1 on Form 10-K/A filed on April 4, 2008.)

10.15
Restricted Stock Purchase Agreement dated as of June 4, 2007 between NewCardio, Inc. and Kenneth Londoner, as amended by Amendment No. 1 to Restricted Stock Purchase Agreement dated as of September 15, 2007 between NewCardio, Inc. and Kenneth Londoner. (Incorporated herein by reference to Exhibit No. 10.8 of Registrant's Amendment No. 1 on Form 10-K/A filed on April 4, 2008.)

10.16	Form of Lock Up Agreement dated as of December 27, 2007. (Incorporated herein by reference to Exhibit No. 10.16 of Registrant's Form S-1/A (No. 1) filed on April 15, 2008.)
10.17
Escrow Deposit Agreement dated as of December 27, 2007 among Registrant, Capstone Investments and Signature Bank.  (Incorporated herein by reference to Exhibit No. 10.17 of Registrant's Form S-1/A (No. 1) filed on April 15, 2008.)

10.18	Employment Agreement dated January 22, 2008 between NewCardio, Inc. and Richard Brounstein. (Incorporated herein by reference to Exhibit No. 10.18 of Registrant's Form 10-Q filed on May 15, 2008.)
10.19	Employment Agreement dated as of March 1, 2008 between NewCardio, Inc. and Richard Brounstein. (Incorporated herein by reference to Exhibit No. 10.19 of Registrant's Form 10-Q filed on May 15, 2008.)
10.20	Lease dated February 6, 2008 between NewCardio, Inc. and 2350 Mission Investors, LLC. (Incorporated herein by reference to Exhibit No. 10.20 of Registrant's Form 10-Q filed on May 15, 2008.)
10.21
Settlement and Release Agreement dated as of October 1, 2006 between NewCardio, Inc. and Samuel E. George, M.D. (Incorporated herein by reference to Exhibit No. 10.21 of Registrant's Form S-1/A (No. 4) filed on July 24, 2008.)

10.22
Technology Assignment Agreement dated as of September 28, 2004 between NewCardio, Inc. and Bosko Bojovic.  (Incorporated herein by reference to Exhibit No. 10.22 of Registrant's Form S-1/A (No. 3) filed on June 23, 2008.)

10.23
Consulting Agreement dated as of September 13, 2007 between NewCardio, Inc. and Robert N. Blair.  (Incorporated herein by reference to Exhibit No. 10.23 of Registrant's Form S-1/A (No. 3) filed on June 23, 2008.)

10.24
Consulting Agreement dated as of September 13, 2007 between NewCardio, Inc. and E4 LLC.  (Incorporated herein by reference to Exhibit No. 10.24 of Registrant's Form S-1/A (No. 4) filed on July 24, 2008.)

10.25	Consulting Agreement dated as of May 1, 2008 between Registrant and JFS Investments. (Incorporated herein by reference to Exhibit No. 10.25 of Registrant's Form S-1/A (No. 4) filed on July 24, 2008.)
10.26
Consulting Agreement dated as of June 27, 2008 between Registrant and First Montauk Securities Group.  (Incorporated herein by reference to Exhibit No. 10.26 of Registrant's Form S-1/A (No. 4) filed on July 24, 2008.)

10.27
Waiver Agreement dated as of March 13, 2008 between Registrant and Vision Opportunity Master Fund, Ltd. (Incorporated herein by reference to Exhibit No. 10.27 of Registrant's Form S-1/A (No. 4) filed on July 24, 2008.)

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

NEWCARDIO, INC.

Date: August 19, 2008	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer