Form 10-K/A
period 2007-12-31
NewCardio, Inc.
filed 2008-08-22
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

AMENDMENT NO. 2 ON FORM 10-K/A

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

The number of shares of the registrant’s common stock outstanding as of August 6, 2008 was 20,655,914.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A ("Amendment No. 2") to our Annual Report on Form 10-K/A for the year ended  December 31, 2007, initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 and amended on April 4, 2008 (the "Original Filing"), reflects a restatement of the Consolidated Financial Statements of NewCardio, Inc. as discussed in Note 13 to the Consolidated Financial Statements to correct errors relating to the treatment of our redeemable Series A Convertible Preferred Stock (the “Preferred Stock”) and related warrants issued in our December 27, 2007 private placement and fees and warrants issued in connection with the private placement.

This Amendment No. 2 only amends and restates Item 1A of Part I, Items 7 and 9A of Part II and Item 10 of Part III of the Original Filing and we have revised language in these Items from the Original Filing to reflect the restatement of our Consolidated Financial Statements and to correct certain other errors.  No other information in the Original Filing is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the initial Original Filing or to modify or update those disclosures affected by subsequent events.  In addition, the exhibit list in Item 15 of Part IV has not been updated except to reflect currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Amendment No. 2 as Exhibits 23, 31.1, 31.2, 32.1 and 32.2.

While the remainder of the Original Filing is unchanged, this Amendment No. 2 is an amendment and restatement of the Original Filing in its entirety in order to provide a complete presentation.

Except as stated herein, this Amendment No. 2 does not reflect events occurring after the date of the filing of the Original Filing.

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

General

In the United States in 2005, costs for CVD diagnostic tests approached $5 billion, according to the American Heart Association Statistics Committee, Heart Disease and Stroke - 2007 Update. We believe this market will continue to increase, drive market growth for novel and improved CVD diagnostic tools. Such market growth may occur because of one or more of the following trends:

●	the US population is aging and the incidence of CVD rises with age;

●	health care providers continue to search for more effective, efficient, and less expensive diagnostic and therapeutic solutions;

●	the prevalence of obesity and Type II diabetes continue to increase worldwide, and this will significantly increase the incidence of CVD and adverse cardiovascular events in the future; and

●	under-diagnosis of CVD in women is increasingly appreciated as a significant public health problem, and there is a particularly acute need for improved diagnostic tools to address this issue.

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

Stationary Cardiac Screening and Diagnostics:

●	patients who enter the emergency department or other acute care facilities must be quickly and accurately evaluated for potentially life-threatening acute cardiac disease;

●	other ambulatory or hospitalized patients with or without a cardiac disease diagnosis may need to be screened for their level of risk, the presence of disease, or disease progression.

Ambulatory Cardiac Monitoring:

●	patients with difficult to assess or transient cardiac symptoms require long-term, real-time monitoring for diagnosis and evaluation;

●
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

Marketing and Sales

QTinno TM

We intend to market QTinno TM as a fully automated software tool that provides:

●	diagnostic speed, requiring only about several to process a typical Thorough QT study, orders of magnitude, substantially faster and less labor-intensive than the current gold standard manual read;

●	diagnostic accuracy and precision in assessing amount of drug induced QT prolongation, with results comparable to the current gold standard manual read but with substantially less variance; and

●	cost savings by substantially reducing amount of human labor and time required to conduct Thorough QT studies and other drug cardiac safety studies.

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

●
a public and media relations campaign focused on industry trade journals and business media outlets; appearances at trade shows to make professional presentation and make direct contact with interested prospects;

●	maintaining a robust website to reflect the brand and positioning of NewCardio, raise awareness and encourage site visitors to make direct inquiries to the company;

●
maximizing the number and quality of presentations at high-profile national scientific meetings, such as the American Heart Association, the European Society of Cardiology, the American College of Cardiology, the Heart Rhythm Society and other key professional organizations;

●
ensuring high-quality scientific and clinic research and seeking to publish results in top-tier, peer-reviewed scientific journals such as the New England Journal of Medicine, JAMA, Circulation, Journal of the American College of Cardiology, American Journal of Cardiology, American Heart Journal, Clinical Cardiology, and the like;

●
retaining respected consultants and medical writers to ensure well written, authoritative review articles in widely read educational journals, such as Progress in Cardiovascular Disease, Clinical Cardiology, Cardiology Today, Drug Information Journal, Good Clinical Practice Journal, and the like.

●	retaining independent consultants to develop continuing medical education (CME) presentations at high visibility web sites, such as theheart.org, medscape, vbwg.org, and dia.org.

●
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

Government Regulation

Our products are medical devices and, thus, are subject to regulation by the FDA and other regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with medical devices:

●	product design and development;

●	product testing;

●	product manufacturing;

●	product labeling and packaging;

●	product handling, storage, and installation;

●	pre-market clearance or approval;

●	advertising and promotion; and

●	product sales, distribution, and servicing.

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

Pervasive and continuing FDA regulation. After a medical device is placed on the market, numerous FDA regulatory requirements apply, including, but not limited to the following:

●	Quality System regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures during the manufacturing process;

●	Establishment Registration, which requires establishments involved in the production and distribution of medical devices, intended for commercial distribution in the U.S. to register with the FDA;

●	Medical Device Listing, which requires manufacturers to list the devices they have in commercial distribution with the FDA;

●
Labeling regulations, which prohibit “misbranded” devices from entering the market, as well as prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

●
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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include one or more of the following sanctions:

●	fines, injunctions, and civil penalties;

●	mandatory recall or seizure of our products;

●	administrative detention or banning of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our request for 510(k) clearance or pre-market approval of new product versions;

●	revocation of 510(k) clearance or pre-market approvals previously granted; and

●	criminal penalties.

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

Item 1A.  Risk Factors.

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected.

Risk Factors Related to Our Business.

We Are A Development Stage Company And May Never Commercialize Any Of Our Products Or Earn A Profit.

We are a development stage company and have incurred losses since we were formed. We have incurred operating losses of $3,185,141 as of December 31, 2007 and incurred cumulative losses since our inception on September 7, 2004 through, December 31, 2007 of $4,340,398. We currently have no products ready for commercialization, have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

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

For the operating period since inception (September 7, 2004) through December 31, 2007, we have incurred a net cumulative loss of $4,340,398. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness or global recession may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in a loss of a portion or all of your investment.

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

Factors beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

●	the development of a future market for our products;

●	changes in market valuations of similar companies;

●	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	additions or departures of key personnel; and

●	fluctuations in stock market price and volume.

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

Our common stock is currently traded on a limited basis on the OTCBB.  The quotation of our common stock on the OTCBB does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our common stock is thus subject to volatility. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;
●	market visibility for our common stock may be limited; and
●	lack of visibility for our common stock may have a depressive effect on the market for our common stock.

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

Recent Sale of Unregistered Securities

On December 27, 2007, we sold 8,200 shares of Preferred Stock for $8,200,000 to six accredited investors in a private placement.  The Preferred Stock is convertible into an aggregate of 8,631,579 shares of our common stock.  Holders of the Preferred Stock are entitled to receive dividends at the rate per share of 10% per annum of the stated value, payable quarterly on April 1, July 1 and October 1, in cash or shares of common stock, or a combination of cash and shares of common stock, at our election.  Purchasers of the Preferred Stock were issued five-year Series A warrants to purchase 5,178,949 shares of our common stock at an exercise price of $1.14 per share. The two largest investors also received a one-year Series J warrants to purchase 5,157,895 shares of our common stock at an exercise price of $1.235 per share and five-year Series J-A warrants to purchase 3,094,737 shares of our common stock at an exercise price of $1.425, the Series J-A warrants may only be exercised if, and after, the J Warrants are exercised.  We paid finders’ fees of $674,000 and issued to finders five-year warrants to purchase 604,211 shares of our common stock at the exercise price of $0.95.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management’s discussion and analysis of financial condition and results of operations (“MD&A”) should be read in conjunction with the restatement of our consolidated financial statements and notes thereto which appear elsewhere in this Amendment No. 2. We have revised language in the MD&A from the Original Filing to reflect the restatement of our consolidated financial statements and, in accordance with APB Opinion No. 20, “Accounting Changes,” correction of errors in prior financial periods relating to the treatment of our Preferred Stock and warrants issued in our December 27, 2007 private placement and fees and warrants issued in connection with the private placement.  No other information has been amended or updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events.  The information contained in this MD&A, other than historical information, contains “forward looking statements” that are based on management’s current expectations and assumptions. Actual future results could differ materially. This MD&A should also be read in conjunction with the Item 1.A. “Risk Factors.”

Financial Condition and Results of Operations

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006	Change	%
	Restated
Operating expenses:
Selling, general and administrative	$1,729,901	$128,769	$1,601,132	1243%
Depreciation	594	-	594	0%
Research and development	369,674	246,782	122,892	50%
Total operating expenses	2,100,169	375,551	1,724,618	459%

Net loss from operations	(2,100,169)	(375,551)	(1,724,618)	459%

Other income (expense)
Interest	(1,084,972)	(2,624)	(1,082,348)	41,248%

Net loss before income taxes	(3,185,141)	(378,175)	(2,806,966)	742%

Provision for income taxes	-	-	-	0%

NET LOSS	$(3,185,141)	(378,175)	(2,806,966)	742%

Preferred Stock Dividend	(2,817,710)	-	(2,817,710)	0%

Net Loss Attributable to Common Shareholders	$(6,002,851)	(378,175)	(5,624,676)	1,487%

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

Interest of $1,085,000 (compared to almost none in 2006) is primarily related to costs associated with the 5% subordinated convertible notes that were either converted to common stock or re-paid at the time of the December 2007 private placement financing. The preferred stock dividend in 2007 is a beneficial conversion feature of $2,818,000 that we attributed to the Preferred Stock based upon the difference between the effective conversion price of those shares and the fair value of our common shares on the date of issuance.

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

Financial Instruments Measured at Fair Value

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

Liquidity and Capital Resources

We have incurred losses of $4,340,398 from our inception in September 2004 through December 31, 2007.  These losses stem from expenses associated principally with equity-based compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service, including legal and accounting fees.  We believe that we will continue to incur net losses and negative cash flow from operating activities for the next two years.

As of December 31, 2007, we had working capital of approximately $5,600,000.  As a result of operating losses from our inception on September 7, 2004 through December 31, 2007, we generated a cash flow deficit of approximately $1.2 million from operating activities from our inception on September 7, 2004 through December 31, 2007.  Cash flow used in investing activities was primarily related to the purchase of a certificate of deposit for $5,000,000 at the end of December 2007.  We met our cash requirements during this period through the private placement of common stock, the exercise of common stock options, the private placement of preferred stock and the issuance of convertible notes.  We raised a net amount of approximately $7,700,000 during 2006 and 2007, most of which was raised in our December 2007 private placement, which we completed shortly after our reverse merger with Marine Park.

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

Forward-Looking Statements

This MD&A contains forward-looking statements regarding our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expenses levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties.

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of this Amendment No. 2 and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  As a result, it is possible that the money we raised in the December 2007 private placement will not be sufficient to meet our projected cash flow deficits from operations or to fund the development of our technology and products.  If we are not able to generate sufficient liquidity from operations or raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm

On January 4, 2008 (the “Dismissal Date”), Marine Park (or the “Company”) advised Li & Company, P.C. ( the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 4, 2008. Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s financial statements for the year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle .

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  As previously disclosed in our Current Report on Form 8-K, filed on August 15, 2008 and as described in our Explanatory Note to this Amendment No. 2 and Note 13 to our accompanying consolidated financial statements, as a result of comments raised by the Accounting Staff of the Division of Corporate Finance of the SEC, we determined that accounting errors were made in connection with accounting for and disclosing the issuance of our Preferred Stock and related warrants issued to investors in our December 2007 private placement. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Based on the impact of the aforementioned accounting errors, we determined to restate our consolidated financial statements as of December 31, 2007 and the year then ended and the period September 7, 2004 (date of inception as a development stage company) through December 31, 2007 as well as our consolidated unaudited financial statements as of March 31, 2008.

Subsequent to the date of the financial statements, we have taken remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including reviewing all equity instruments to identify any securities that may have to be classified as outside of shareholders’ equity; hiring an outside accountant with expertise in derivatives accounting to assist us in this review; improving the supervision and training of our accounting staff to understand and implement accounting requirements, policies and procedures for the accounting of redeemable preferred securities.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option awards ($)	Total ($)
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)	(j)

Branislav Vajdic, President,	2007	$217,500	$97,150	$--	$125,532	$440,182
Chief Executive Officer and Director (2)	2006	$--	$--	$--	$--	$--

Kenneth Londoner (3)	2007	$210,000	$88,200	$336,000	$29,160	$663,360
Executive Vice President of Corporate Business Development	2006	$--	$--	$--	$--	$--
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

Dated:  August 22, 2008

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Branislav Vajdic, Ph.D.	President, Chief Executive Officer and Director	August 22, 2008
Branislav Vajdic, Ph.D.

/s/ Richard D. Brounstein	Executive Vice President, Chief Financial Officer	August 22, 2008
Richard D. Brounstein

/s/ Robert M. Blair, M.Inst.P.	Director	August 22, 2008
Robert N. Blair, M.Inst.P.

/s/ Mark W. Kroll, Ph.D., FACC, FHRS	Director	August 22, 2008
Mark W. Kroll, Ph.D., FACC, FHRS

/s/ Patrick Maguire, M.D., Ph.D.	Director	August 22, 2008
Patrick Maguire, M.D., Ph.D.

/s/ James A. Heisch	Director	August 22, 2008
James A. Heisch

NEWCARDIO, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations for the year ended December 31, 2007, 2006 and from the period September 7, 2004 (date of inception) to December 31, 2007	F-3

Consolidated Statements of Stockholders Deficit for the period from September 7, 2004 (date of inception) to December 31, 2007	F-4 – F-8

Consolidated Statements of Cash Flows for the year ended December 31, 2007,2006 and from the period September 7, 2004 (date of inception) to December 31, 2007	F-9

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

As discussed in Note 13, the Company has restated the consolidated balance sheet as of December 31, 2007 related consolidated statements of operations, deficiency in stockholder’s equity and cash flows for the year ended December 31, 2007 and the period September 7, 2004 (date of inception) through December 31, 2007.

/s/ RBSM LLP RBSM LLP
Certified Public Accountants

New York, New York
April 3, 2008, except for Note 13, as to which date is July 22, 2008

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007 Restated	2006
ASSETS
Current assets:
Cash	$1,476,625	$12
Short term investment	5,000,000	-
Total current assets	6,476,625	12

Property, plant and equipment, net of accumulated depreciation of $594 and $-0- as of December 31, 2007 and 2006, respectively	7,687	-

	$6,484,312	$12

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$871,246	$426,251
Note payable, related party, current portion	10,316	-
Subordinated notes payable, net of unamortized debt discount of $-0- and $917 as of December 31, 2007 and 2006, respectively	-	19,083
Total current liabilities	881,562	445,334

Long term debt:
Warrant liability	4,802,973	-
Note payable, related party	-	10,316
Total liabilities	5,684,535	455,650
Commitments and contingencies

Shares subject to redemption, liquidation value as $9,849,111 and $259,200 as of December 31, 2007 and 2006, respectively	2,084,493	259,200

Stockholders' Deficit
Series A preferred stock, $0.0001 par value, -0- and 4,563,206 shares authorized, issued and outstanding as of December 31, 2007 and 2006	-	456
Common stock, $0.001 par value, 99,000,000 shares authorized; 20,237,522 and 4,090,169 shares issued and outstanding as of December 31, 2007 and 2006, respectively	20,238	4,090
Additional paid in capital	5,853,154	435,873
Deficit accumulated during development stage	(7,158,108)	(1,155,257)
Total deficiency in stockholders' equity	(1,284,716)	(714,838)

	$6,484,312	$12

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From September 7, 2004
	Year ended December 31,		(date of inception) through December 31,
	2007 Restated	2006	2007 Restated
Operating expenses:
Selling, general and administrative	$1,729,901	$128,769	$2,086,154
Depreciation	594	-	594
Research and development	369,674	246,782	1,159,026
Total operating expenses	2,100,169	375,551	3,245,774

Net loss from operations	(2,100,169)	(375,551)	(3,245,774)

Other income (expense)
Interest	(1,084,972)	(2,624)	(1,094,624)

Net loss before income taxes	(3,185,141)	(378,175)	(4,340,398)

Provision for income taxes	-	-	-

Net loss	(3,185,141)	(378,175)	(4,340,398)

Preferred dividend	(2,817,710)	-	(2,817,710)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,002,851)	$(378,175)	$(7,158,108)

Net loss per share, basic and diluted	$(0.55)	$(0.09)

Weighted average number of shares (basic and fully diluted)	10,953,288	3,983,322

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2007 RESTATED

							Deficit
	Preferred Series A		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total

Balance, September 7, 2004	-	$-	-	$-	$-	$-	$-	$-
Adjusted for recapitalization
Common stock issued to founders at $0.001 per share in September 2004	-	-	3,176,642	3,177	-	-	-	3,177
Common stock issued for intellectual property at $0.001 per share in September 2004	-	-	260,152	260	-	-	-	260
Common stock issued in connection with options exercised at $0.001 per share in November 2004	-	-	300,000	300	-	-	-	300
Series A preferred stock issued to founders at $0.01 per share in September 2004	4,563,206	456	-	-	45,176	-	-	45,632
Fair value of options issued in September 2004	-	-	-	-	263	-	-	263
Net loss	-	-	-	-	-	-	(172,343)	(172,343)
Balance, December 31, 2004	4,563,206	456	3,736,794	3,737	45,439	-	(172,343)	(122,711)
Fair value of options issued in August 2005	-	-	-	-	44,558	-	-	44,558
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	-	-	232,502	-	-	232,502
Net loss	-	-	-	-	-	-	(604,739)	(604,739)
Balance, December 31, 2005	4,563,206	$456	3,736,794	$3,737	$322,499	$-	$(777,082)	$(450,390)

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
From September 7, 2004 (date of inception) through December 31, 2007 RESTATED

							Deficit
	Preferred Series A		Common		Additional Paid in	Common Total	accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total

Balance forward	$4,563,206	$456	3,736,794	$3,737	$322,499	$-	$(777,082)	$(450,390)
Common stock issued at $0.10 per share for services rendered in March 2006	-	-	278,375	278	27,560	-	-	27,838
Fair value of options issued in July 2006	-	-	-	-	60,082	-	-	60,082
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	1,572	-	-	1,572
Fair value of options issued in September 2006	-	-	-	-	9,729	-	-	9,729
Common stock issued at $0.10 per share for services rendered in October 2006	-	-	75,000	75	7,425	-		7,500
Fair value of options issued in October 2006	-	-	-	-	7,006	-	-	7,006
Net loss	-	-	-	-	-	-	(378,175)	(378,175)
Balance, December 31, 2006	$4,563,206	$456	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
From September 7, 2004 (date of inception) through December 31, 2007 RESTATED

							Deficit
	Preferred Series A		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total

Balance forward	4,563,206	$456	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	4,141	-	-	4,141
Fair value of options for services rendered	-	-	-	-	201,424	-	-	201,424
Common stock subscription received in June 2007	-	-	-	-	-	84,000	-	84,000
Common stock issued in June 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	4,200,000	4,200	415,800	(84,000)	-	336,000
Common stock issued in connection with options exercised at $0.01 per share in June 2007	-	-	137,500	138	1,237	-	-	1,375
Common stock issued in connection with options exercised at $0.001 per share in July 2007	-	-	100,000	100	-	-	-	100
Common stock issued in connection with options exercised at $0.01 per share in July 2007	-	-	204,000	204	1,836	-	-	2,040
Common stock subscription received in September 2007	-	-	-	-	-	29,513	-	29,513

See the accompanying notes to the consolidated financial statements.

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (CONTINUED)
From September 7, 2004 (date of inception) through December 31, 2007 RESTATED

							Deficit
	Preferred Series A		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total

Common stock issued in September 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	$-	1,475,631	$1,476	$146,087	$(29,513)	$-	$118,050
Common stock issued in connection with options exercised at $0.001 per share in October 2007	-	-	300,000	300	-	-	-	300
Common stock issued in connection with options exercised at $0.01 per share in December 2007	-	-	110,000	110	990	-	-	1,100
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued for as compensation for financing	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	598,693	-	-	598,693
Beneficial conversion feature of preferred stock	-	-	-	-	2,817,710	-	-	2,817,710
Dividend on preferred stock	-	-	-	-	-	-	(2,817,710)	(2,817,710)
Net loss	-	-	-	-	-	-	(3,185,141)	(3,185,141)
	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)

See the accompanying notes to the consolidated financial statements.

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended December 31,		From September 7, 2004
	2007 Restated	2006	(date of inception) through December 31, 2007Restated
Cash flows from operating activities:
Net loss for the period	$(3,185,141)	$(378,175)	$(4,340,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	594		594
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	454,050	35,338	489,388
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	426,334	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Notes payable issued in conjunction with services rendered	-	10,316	10,316
Fair value of options issued for services rendered	201,424	76,818	323,062
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Fair value of warrants issued in settlement of convertible debentures	598,692	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	5,058	655	5,713
Increase (decrease) in:
Accounts payable and accrued liabilities	364,454	205,686	790,705
Net cash used in operating activities	(1,134,535)	(49,362)	(1,233,902)

Cash flows from investing activities:
Purchase of property plant and equipment	(8,281)	-	(8,281)
Purchase of short term investment	(5,000,000)	-	(5,000,000)
Net cash provided by (used in) investing activities	(5,008,281)	-	(5,008,281)

Cash flows from financing activities:
Proceeds from exercise of common stock options	5,916	-	6,216
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	7,342,500		7,342,500
Proceeds from sale of common stock	113,513		113,513
Proceeds from convertible debt, net	157,500	20,000	177,500
Net cash provided by financing activities	7,619,429	20,000	7,718,808

Net increase (decrease) in cash	1,476,613	(29,362)	1,476,625
Cash at beginning of period	12	29,374	-

Cash at end of period	$1,476,625	$12	$1,476,625

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	-	-	-

Non cash transactions:
Fair value of warrants issued as compensation for financing	355,034	-	355,034
Beneficial conversion feature of redeemable preferred stock	2,817,710		2,817,710
Preferred stock dividend	$2,817,710	$-	$2,817,710

See the accompanying notes to the consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

NewCardio, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in September 2004.  The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing cardiac diagnostics equipment in the United States. To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2007, the Company has accumulated losses of $7,158,108.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary NewCardio Technologies, Inc. (“New Cardio Technologies”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Merger and Corporate Restructure

On December 27, 2007, the Company consummated a reverse merger by entering into a share exchange agreement (the “Share Exchange”) with the stockholders of NewCardio, Inc., pursuant to which the stockholders of NewCardio, Inc.  exchanged all of the issued and outstanding capital stock of NewCardio, Inc. for 18,682,537 shares of common stock of Marine Park Holdings, Inc. (“Marine Park Holdings”) representing 92% of Marine Park Holdings’ outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of Marine Park Holdings held by certain stockholders of Marine Park Holdings made concurrently with the Share Exchange.

As a result of the Share Exchange, there was a change in control of the Company.  In accordance with SFAS No. 141, NewCardio, Inc. was the acquiring entity. In substance the Agreement is a recapitalization of NewCardio, Inc.’s capital structure rather than a business combination.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition with New Cardio, Inc.  as the surviving entity. The total purchase price and carrying value of net assets acquired was $-0-. NewCardio, Inc. did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Share Exchange, Marine Park Holdings was an inactive corporation with no significant assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of New Cardio, Inc.prior to the Merger.

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

Debt and Equity Securities

The Company follows the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) . The Company classifies debt and equity securities into one of three categories: held-to-maturity, available-for-sale or trading. These security classifications may be modified after acquisition only under certain specified conditions. Securities may be classified as held-to-maturity only if the Company has the positive intent and ability to hold them to maturity. Trading securities are defined as those bought and held principally for the purpose of selling them in the near term. All other securities must be classified as available-for-sale.

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

Liquidity

As shown in the accompanying financial statements, the Company incurred net loss from operations of $3,245,774 from its inception on September 7, 2004 through December 31, 2007.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,”  or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. SFAS No. 155 did not have a material impact on our financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “  Accounting for Contingencies”.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position, operations or cash flows for the year ending December 31, 2007 (See Note 10).

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

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company has consulting agreements with independent contractors, certain of whom are also Company stockholders. See also Footnote 4 for related party transactions. The agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof.  Accounts payable and accrued liabilities at December 31, 2007 and 2006 are comprised of costs incurred in product development in addition to costs of operations.

NOTE 4 – RELATED PARTY TRANSACTIONS

Notes payable related party is comprised of a promissory note totaling $10,316 due November 15, 2008 with interest at 4.9% due upon maturity to a former director.

In October 2006, the Company came to a mutually-agreed lump-sum settlement of $95,000 plus expenses of approximately $42,000 with a former director of the Company for services rendered and expenses incurred from September 2004 through August 2006 for managing our clinical trials and the related peer reviewed publications process. He was a director from August 2005 to June 2006. This amount was payable at December 31, 2006, with payment subject to the company having sufficient capital resources if and when it obtains financing.  The Company paid $111,000 following the December 27, 2007 financing and the balance in the first quarter of 2008.

In September 2007, the Company entered into a three-year consulting agreement with E4, LLC, a greater than 5% shareholder of the Company. The Company sold E4, LLC 1,475,631 shares of common stock for $0.02 per share for cash, or $29,513. The consultant also receives monthly cash payments of $24,000 as part of this consulting agreement. His services are to provide business guidance, and primarily in areas related to sales, marketing and business strategy. At December 31, 2007 the Company owed E4, LLC $84,000 that was subsequently paid in January 2008.

Another former director received $40,000 as consulting fees during the year ended December 31, 2007, all of which was paid as of year end.

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

A summary of common shares issued at December 27, 2007 in exchange for previously issued convertible debt instruments is as follows:

	Principal	Accrued Interest	Number of Shares Issued	Conversion price per share

6% Subordinated convertible notes dated August 2006	$20,000	$1,677	22,815	$0.95
6% Subordinated convertible notes dated February 2007	2,500	130	2,768	$0.95
5% Subordinated convertible notes dated July 2007	25,000	2,500	38,596	$0.7125
5% Subordinated convertible notes dated September 2007	123,957	12,396	191,371	$0.7125
5% Subordinated convertible notes dated November 2007	8,000	8,800	12,350	$0.7125
Total common stock issued in settlement of convertible notes payable and accrued interest			267,900

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

5% subordinated convertible notes

In June 2007, in connection with a private placement, the Company issued a 5% subordinated convertible promissory note in the aggregate of $250,000. The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in June 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization. In conjunction with the issuance of the subordinated convertible promissory note, the Company issued options to purchase 50,000 shares of the Company’s common stock for 142 days (see below).

In July 2007, in connection with a private placement, the Company issued a 5% subordinated convertible promissory note in the aggregate of $25,000. The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in July 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

In September 2007, the 8% subordinated convertible notes as described above of $62,000 along with accrued interest of $1,957 were converted to the 5% subordinated convertible promissory notes.  The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in September 2008. Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5 – SUBORDINATED CONVERTIBLE NOTES PAYABLE (continued)

In September 2007, in connection with a private placement, the Company issued a 5% subordinated convertible promissory note in the aggregate of $60,000 and in conjunction with the convertible promissory note, options to purchase 50,000 of the Company’s common stock at a price of $0.02 per share expiring November 30, 2007. The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in September 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

In November 2007, in connection with a private placement, the Company issued a 5% subordinated convertible promissory note in the aggregate of $8,000. The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in November 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

In December 2007, in connection with a private placement, the Company issued a 5% subordinated convertible promissory note in the aggregate of $50,000. The unpaid principal amounts of the notes times a premium factor of 1.10, along with accrued and unpaid interest, are due in full in December 2008.  Additionally the Company agreed to issue additional shares in the event of a completion of a recapitalization.

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

On December 27, 2007, the Company issued 242,317 shares of common stock at $0.7125 per share in exchange for $156,957 in subordinated convertible notes and accrued and unpaid interest.  Additionally, the Company issued and paid cash for the remaining $300,000 in subordinated convertible notes and accrued and unpaid interest including a 10% payoff fee. In conjunction with the settlement of the 5% subordinated convertible notes, the Company issued an aggregate of 592,131 additional shares plus 592,131 warrants to purchase its common stock at $0.96 per share and 473,705 at $1.15 per share expiring June 27, 2012.  The fair value of the additional shares at $0.72 per share totaling $426,334 and the fair value (determined below) of the warrants of $598,692 was charged to current year operations as interest, net.

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
DECEMBER 31, 2007 AND 2006

NOTE 6 - REDEEMABLE SECURITIES (continued)

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

In December, 2007, the Board of Directors authorized the issuance of up to 12,000 shares of Series A 10% convertible non-voting preferred stock (“Series A”) having a stated value of $1,000 per share. The Series A shares are convertible at any time, at the option of the holder, into the Company’s common stock at an initial conversion rate determined by dividing the stated value of $1,000 by the initial conversion price of $0.95 per share. The conversion price is subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price or pays a stock dividend or otherwise makes a distribution payable in shares of common stock, with the exception of any shares issued upon conversion or payment of dividend on this issuance, or other similar events such as stock splits or common stock reclassifications. Changes to the conversion price, if any, will be charged to operations and included in unrealized gain (loss) relating to adjustment of derivative and to fair value of underlying securities.

The holders are entitled to receive a cumulative 10% dividend based on the stated value of $1,000 per share, payable on the calendar quarter in cash or in shares of its common stock with certain discounts, at the Company’s option.

Upon any liquidation, dissolution or winding-up of the Company, the Series A shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 120% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series A share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series A shareholders shall be ratably distributed among the Series A shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value as of December 31, 2007 was $9,840,000 plus accrued dividends of $9,111.

In December 2007, the Company issued 8,200 Series A shares at $1,000 per share to accredited investors in a private placement. The Company received $8,200,000 less issuance costs totaling $1,312,534. Net cash proceeds at December 31, 2007 were $ 7,342,500. The balance of the costs includes an accrual paid in January and the value of a fee warrant issued in conjunction with the financing. The issuance costs have been recorded as a reduction in the 'Shares subject to redemption'.

Under the terms of the Series A Stock Certificate of Designation, the Company may be required to redeem the Series A shares for cash in an amount equal to the Series A stated value, plus accrued and unpaid dividends , upon the occurrence of  certain events , including the change in control of the Company.

As a result of this obligation, the Company has determined the Series A shares includes  redemption features that have the potential to be outside the control of the Company, and accordingly, the Company has classified the Series A  shares  outside of shareholders’ equity in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”). In accordance with EITF Topic D-98, the fair value allocated to the Preferred Stock at the date of issuance was recorded outside of common shareholders’ equity in the accompanying consolidated balance sheet.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - REDEEMABLE SECURITIES (continued)

Series A – 10% Convertible Preferred Stock (continued)

In accordance with Emerging Issues Task Force (“EITF”) No.00-27, “ Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments ”, a portion of the proceeds were allocated to the warrants based on their fair value, which totaled $4,802,973 using the Black Scholes option pricing model. Further, we attributed a beneficial conversion feature of $2,817,710 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the fair value of our common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 121.06%, (3) risk-free interest rate of 3.37% to 3.64%, and (4) expected life of 1 to 5 years. The amount attributable to the beneficial conversion feature has been recoded as a dividend to the preferred shareholders. Since the redemption feature of the preferred stock is contingent on the occurrence of future events, we will not accrete the carrying value of the preferred stock to redemption value until the occurrence of those future events becomes probable.

The Company’s Series A Shares are redeemable under certain conditions, including:

●	The Company effecting a merger or consolidation with another entity
●	The Company sells all or substantially all of the Company’s assets
●	The Company’s shareholders approve a render or exchange offer, or
●	The Company’s holders of the common stock exchange their shares for securities or cash

The redemption feature of the Series A Shares is contingent on the occurrence of any of the above events and the Company believes the occurrence of any these events not to be probable. Accordingly, upon the occurrence of one of the events, the Series A shares will become redeemable and the Company will accrete the carrying value of the Series A Shares to redemption value.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6 - REDEEMABLE SECURITIES (continued)

Registration Rights Agreement (continued)

As additional consideration for the purchase of the Series A shares, the Company granted to the holders of the Series A shares warrants entitling it to purchase 5,178,947 common shares of the Company’s common stock at the price of $1.14 per share expiring five years from issuance, and exercisable after one year on a net cashless basis. 5,157,895 J Warrants were also issued at $1.235 per share expiring one year from issuance. In addition, J-A Warrants totaling 3,094,737 are issuable at $1.425 share, contingent on the exercise of the J Warrants. For accounting purposes they have the one-year life as they are linked to the J Warrants. If the J Warrants are exercised, these warrants become 5-year warrants with a net cashless provision. None of the warrants have registration rights. The Company estimated the fair value at date of issue of the stock purchase warrants issued in connection with the private placement to be $4,802,973 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.37% to 3.64%, expected volatility of 121.06%, and expected warrant life of one to five years. Since the Company may be obligated to settle the warrants in cash, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $ 4,802,973 and a reduction in value of shares subject to redemption.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date.

NOTE 7- WARRANT LIABILITY

As described in Note 6 above, the Company issued warrants in conjunction with the sale of Series A Preferred stock.  These warrants contain a “fundamental transaction” clause that if while the warrant(s) are outstanding, the Company effects any merger or consolidation of the Company with or into another Person, or other similar transactions as defined in the warrant agreement, the warrant holders can demand net cash settlement.

As the contracts contain a provision that could require cash settlement , pursuant to  EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrants were recorded as a derivative liability and valued at fair market value until the Company meets the criteria under EITF 00-19 for permanent equity. The fair value of the warrants were determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4,802,973 (see Note 6) and charged as a reduction of the preferred stock carrying value. Subsequent to the initial issuance date, the Company will be required to adjust to fair value the warrant as an adjustment to current period operations.

As of the date of the financial statements, the Company believes an event that would create an obligation to settle the stock purchase warrants in cash or other current assets are remote and has classified the obligation as a long term liability.

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

In June 2007, the Company sold 4,200,000 shares of common stock valued at $0.10 per share for $0.02 per share, or $84,000. The remaining $0.08 per share value was issued as compensation for services valued at $336,000. The valuation of common stock issued for services was based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.  The difference between cash received for the sale of the common stock and the estimated fair value of $0.08 per share was recorded as stock-based compensation.

In September 2007, the Company sold 1,475,631 shares of common stock valued at $0.10 per share, for $0.02 per share, or $29,513. The remaining $0.08 per share was issued as compensation for services rendered. The difference between cash received for the sale of the common stock and the estimated fair value of $0.08 per share was recorded as stock-based compensation, which did not differ materially from the fair value of the common stock during the period the services were rendered. 25% of the shares were fully vested at the time of sale. The remaining shares are subject to a repurchase right that diminishes over a 36-month period.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2007:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average
	Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price

$0.10	2,592,000	2.47	$0.10	2,592,000	$0.10
0.50	25,000	3.65	0.50	22,500	0.50
0.95	604,211	4.99	0.95	604,211	0.95
0.96	592,131	4.50	0.96	592,131	0.96
1.14	5,178,947	4.99	1.14	5,178,947	1.14
1.15	473,705	4.50	1.15	473,705	1.15
1.235	5,157,895	.99	1.235	5,157,895	1.235
1.425	3,094,737	.99	1.425	-	1.425

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2005	2,592,000	$0.10
Granted	20,000	0.50
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2006	2,612,000	0.11
Granted	15,106,626	1.22
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	17,718,626	$1.06

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

For the year ended December 31, 2007, warrants totaling 13,431,579 issued in connection with the issuance of the Series A – 10% convertible preferred stock. The general descriptions and the methods and assumptions of fair value are described below:

	Series A Warrants	Series J Warrants	Series J-A Warrants

Number of warrants	5,178,947	5,157,895	3,094,737
Exercise price	$1.14	$1.235	$1.425
Term	5 years	1 year	1 year (a)
Black Scholes Assumptions:
Dividend yield:	0%	0%	0%
Volatility	121.06%	121.06%	121.06%
Risk free rate:	3.64%	3.37%	3.37%

(a)	In the event that Series J warrants are exercised, the Series J-A warrants will not expire until December 27, 2012.

The Company reduced the value of the shares subject to redemption by $4,802,973 in conjunction in the year ended December 31, 2007.

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

During the year December 31, 2006, the Company granted an aggregate of 439,500 non employee stock options in connection services rendered with exercise prices of $0.01 per share.  The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	145.49%
Risk free rate:	4.69%

The fair value of all non-employee options vesting in the year ended December 31, 2006 of $49,948 was charged to current period operations.

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

During the year ended December 31, 2006, the Company granted 350,000 employee stock options with an exercise price of $0.01 per share expiring ten years from issuance.  The fair value was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	145.49%
Risk free rate:	4.69%

The fair value of all employee options vesting in the year ended December 31, 2006 of $26,870 was charged to current period operations.

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

At December 31, 2007, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards	$7,000,000

Subtotal	7,000,000
Less valuation allowance	(7,000,000)

Balance	$—

NOTE 11 -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with independent contractors, certain of whom are also Company stockholders. Of those two are former directors of the Company. We incurred $376,000 ($40,000 in cash compensation, plus the fair value of equity) and $137,000 in fees and expenses to these individuals for the years ended December 31, 2007 and 2006 respectively, in a consulting role.  They were involved in business development (2007) and R&D (clinical trials) (2006). The Agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 – RESTATEMENT

The accompanying consolidated financial statements as of December 31, 2007; for the year ended December 31, 2007 and for the period from September 7, 2004 (date of inception) through December 31, 2007 have been restated to correct the accounting treatment of  the issuance of Series A Redeemable Preferred Stock, warrants issued in connection with the Series A Redeemable Preferred Stock and related fees and warrants issued in connection with the issuance.

The effect of these adjustments is a decrease in net loss of $3,297,797 for the period from September 7, 2004 (date of inception) through December 31, 2007 and for the year ended December 31, 2007.  There was no effect on cash flows from operating, investing or financing for either period.

The following tables summarize the effects of these adjustments on the Company’s consolidated balance sheet as of December 31, 2007, consolidated statements of operations for the year ended December 31, 2007 and from September 7, 2004 (date of inception) through December 31, 2007 and the consolidated statements of cash flows for the year ended December 31, 2007 and from September 7, 2004 (date of inception) through December 31, 2007.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 – RESTATEMENT (continued)
Consolidated Statement of Operations
For the Year Ended December 31, 2007

	As Previously
	Reported	Adjustment		Reference	As Restated
Operating expenses:
Selling, general and administrative	$1,729,901	$			$1,729,901
Depreciation	594				594
Research and development	369,674				369,674
Total operating expenses	2,100,169		-		2,100,169

Net loss from operations	(2,100,169)		-		(2,100,169)

Other income (expense)
Interest	(7,200,479)		6,115,507	e	(1,084,972)

Net loss before income taxes	(9,300,648)		6,115,507		(3,185,141)

Provision for income taxes	-		-		-

Net loss	(9,300,648)		6,115,507		(3,185,141)

Preferred Stock dividend	-		(2,817,710)	f	(2,817,710)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,300,648)		$3,297,797		$(6,002,851)

Net loss per share, basic and diluted	$(0.85)		$0.30		$(0.55)

Consolidated Statement of Operations
From September 7, 2004 (date of inception) through December 31, 2007

	As Previously
	Reported	Adjustment		Reference	As Restated
Operating expenses:
Selling, general and administrative	$2,086,154	$			$2,086,154
Depreciation	594				594
Research and development	1,159,026				1,159,026
Total operating expenses	3,245,774		-		3,245,774

Net loss from operations	(3,245,774)		-		(3,245,774)

Other income (expense)
Interest	(7,210,131)		6,115,507	e	(1,094,624)

Net loss before income taxes	(10,455,905)		6,115,507		(4,340,398)

Provision for income taxes	-		-		-

Net loss	(10,455,905)		6,115,507		(4,340,398)

Preferred Stock dividend	-		(2,817,710)	f	(2,817,710)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,455,905)		$3,297,797		$(7,158,108)

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 – RESTATEMENT (continued)

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2007

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(9,300,648)	$6,115,507	e	$(3,185,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	594			594
Financing costs paid in conjunction with issuance of preferred stock	857,500	(857,500)	g	-
Common stock issued for services rendered	454,050			454,050
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	426,334			426,334
Fair value of options issued for services rendered	201,424			201,424
Fair value of warrants issued as compensation for financing	355,034	(355,034)	g	-
Fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	4,802,973	(4,802,973)	h	-
Fair value of warrants issued in settlement of convertible debentures	598,692			598,692
Amortization of debt discount attributable to subordinated convertible debt	5,058			5,058
Increase (decrease) in:
Accounts payable and accrued liabilities	464,454	(100,000)	i	364,454
Net cash used in operating activities	(1,134,535)	-		(1,134,535)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,281)			(8,281)
Purchase of short term investment	(5,000,000)			(5,000,000)
Net cash used in investing activities	(5,008,281)	-		(5,008,281)

Cash flows from financing activities:
Proceeds from exercise of common stock options	5,916			5,916
Proceeds from sale of Series A preferred stock	7,342,500			7,342,500
Proceeds from sale of common stock	113,513			113,513
Proceeds from convertible debt, net	157,500			157,500
Net cash provided by financing activities	7,619,429	-		7,619,429

Net increase in cash	1,476,613	-		1,476,613
Cash at beginning of period	12			12

Cash at end of period	$1,476,625	$-		$1,476,625

EWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 – RESTATEMENT (continued)

Consolidated Statement of Cash Flows
From September 7, 2004 (date of inception) through December 31, 2007

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(10,455,905)	$6,115,507	e	$(4,340,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	594			594
Financing costs paid in conjunction with issuance of preferred stock	857,500	(857,500)	g	-
Common stock issued to founders for services rendered	3,177			3,177
Common stock issued for intellectual property	260			260
Common stock issued for services rendered	489,388			489,388
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	426,334			426,334
Series A Preferred stock issued to founders for services rendered	45,632			45,632
Series A-2 Preferred stock issued for services rendered	180,121			180,121
Notes payable issued for services rendered	10,316			10,316
Fair value of options issued for services rendered	323,062			323,062
Fair value of warrants issued as compensation for financing	355,034	(355,034)	g	-
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	232,502			232,502
Fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	4,802,973	(4,802,973)	h	-
Fair value of warrants issued in settlement of convertible debentures	598,692			598,692
Amortization of debt discount attributable to subordinated convertible debt	5,713			5,713
Increase (decrease) in:
Accounts payable and accrued liabilities	890,705	(100,000)	i	790,705
Net cash used in operating activities	(1,233,902)	-		(1,233,902)

Cash flows from investing activities:
Purchase of property, plant and equipment	(8,281)			(8,281)
Purchase of short term investment	(5,000,000)			(5,000,000)
Net cash used in investing activities	(5,008,281)	-		(5,008,281)

Cash flows from financing activities:
Proceeds from exercise of common stock options	6,216			6,216
Proceeds from sale of Series A-2 preferred stock	79,079			79,079
Proceeds from sale of Series A preferred stock	7,342,500			7,342,500
Proceeds from sale of common stock	113,513			113,513
Proceeds from convertible debt, net	177,500			177,500
Net cash provided by financing activities	7,718,808	-		7,718,808

Net increase in cash	1,476,625	-		1,476,625
Cash at beginning of period	-			-

Cash at end of period	$1,476,625	$-		$1,476,625

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 – RESTATEMENT (continued)

(a)  In December 2007, the Company issued 8,200 Series A shares at $1,000 per share to accredited investors in a private placement. The Company initially recorded the issuance as a current liability at the full face amount of $8,200,000 and recorded the issuance costs totally $1,312,534 interest expense in the current period.

Under the terms of the Series A Stock Certificate of Designation, the Company may be required to redeem the Series A shares for cash in an amount equal to the Series A stated value, plus accrued and unpaid dividends , upon the occurrence of  certain events , including a change in control. The Company has determined the Series A shares includes redemption features that have the potential to be outside the control of the Company, and accordingly, the Company has classified the Series A shares outside of shareholders’ equity in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”). In accordance with EITF Topic D-98, the fair value allocated to the Preferred Stock at the date of issuance was recorded outside of common shareholders’ equity in the accompanying consolidated balance sheet.

(b)   As described above, the Company initially recorded the issuance of the Series A Preferred Stock at face amount of $8,200,000. By considering a beneficial conversion feature present as defined under Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments”  , $4,802,973 has now been allocated to the warrants based on their fair value using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $2,817,710 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the fair value of the common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 121.06%, (3) risk-free interest rate of 3.37% to 3.64%, and (4) expected life of 1 to 5 years. The amount attributable to the beneficial conversion feature has been recoded as a dividend to the preferred shareholders. Since the redemption feature of the preferred stock is contingent on the occurrence of future events, the Company will not accrete the carrying value of the preferred stock to redemption value until the occurrence of those future events becomes probable.

Shares subject to redemption is summarized as follows:

Face amount of Preferred Stock:	$8,200,000
Less: fair value of warrants	(4,802,973)
Less: issuance costs	(1,312,534)
Net carrying value:	$2,084,493

(c )  To record a $2,817,710 dividend to the Series A preferred shareholders (see (b) above).

(d)  The effect in deficit accumulated during development stage is as follows:

Reclassification of initial fair value of warrants from current period interest expense to a reduction in carrying value of Series A Preferred Stock	$4,802,973
Reclassification of the issuance costs from current period interest expense to a reduction in the carrying value of Series A Preferred Stock	1,312,534
Less: The value of the beneficial conversion feature	(2,817,710)
Net change	$3,297,797

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 13 – RESTATEMENT (continued)

(e)  As described in (b) and (d) above, the initial fair value of the warrants and the issuance costs were reclassified from current period interest expense to a reduction in carrying value of the Series A Preferred Stock (Shares subject to redemption).

(f)  As described in (b) above, the beneficial conversion feature is shown on the current period earnings as a increase in Net Loss Attributable to Common Shareholders.

(g) As described in (b) above, the issuance costs related to the Series A Preferred Stock was reclassified from current period expense to a reduction in the carrying value of the Preferred Stock (Shares subject to redemption).

(h)  As described in (b) above, the initial fair value of the warrants issued in connection with the issuance of the Series A Preferred Stock was reclassified from current period expense to a reduction in the carrying value of the Preferred Stock (Shares subject to redemption).

(i)  $100,000 of the issuance costs were accrued and not paid until January 2008.