Form 10-Q/A
period 2008-03-31
NewCardio, Inc.
filed 2008-08-22
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

AMENDMENT NO. 1 ON FORM 10-Q

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at August 6, 2008 20,655,914

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to our Quarterly Report on Form 10-Q for the quarter ended  March 31, 2008, initially filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2008 (the "Original Filing"), reflects a restatement of the Consolidated Financial Statements of NewCardio, Inc. as discussed in Note 9 to the Consolidated Financial Statements to correct errors relating to the treatment of our redeemable Series A Convertible Preferred Stock (the “Preferred Stock”) and related warrants issued in our December 27, 2007 private placement and fees and warrants issued in connection with the private placement.

This Amendment No. 1 only amends and restates Items 2 and 4 of Part I of the Original Filing and we have revised language in these Items from the Original Filing to reflect the restatement of our Consolidated Financial Statements.  No other information in the Original Filing is amended hereby.  The foregoing items have not been updated to reflect other events occurring after the initial Original Filing or to modify or update those disclosures affected by subsequent events.  In addition, the exhibit list in Item 6 of Part II has not been updated except to reflect currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed with this Amendment No. 1 as Exhibits 31.1, 31.2, 32.1 and 32.2.

While the remainder of the Original Filing is uncharnged, this Amendment No. 1 is an amendment and restatement of the Original Filing in its entirety in order to provide a complete presentation.

Except as stated herein, this Amendment No. 1 does not reflect events occurring after the date of the filing of the Original Filing.

NEWCARDIO, INC.

INDEX

			Page Number
PART I		Financial Information

	Item 1.	Financial Statements (unaudited)	4

		Condensed Consolidated Balance Sheets -- March 31, 2008 (unaudited) and December 31, 2007	4

		Condensed Unaudited Consolidated Statements of Operations -- Quarters Ended March 31, 2008 , March 31, 2007 and from the period September 7, 2004 (date of inception) to March 31,2008	5

		Condensed Unaudited Consolidated Statements of Stockholders Deficit for the period from September 7, 2004 (date of inception) to March 31, 2008	6

		Condensed Unaudited Consolidated Statements of Cash Flows – Quarters Ended March 31, 2008, March 31, 2007 and from the period September 7, 2004 (date of inception) to March 31,2008	10

		Notes to Unaudited Condensed Consolidated Financial Statements	11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

	Item 4.	Controls and Procedures	39

PART II		Other Information

	Item 6.	Exhibits	41

SIGNATURES			42

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008 Restated	2007 Restated
	(unaudited)
ASSETS
Current assets:
Cash	$150,773	$1,476,625
Short term investment	5,049,125	5,000,000
Prepaid expenses	41,250	-
Total current assets	5,241,148	6,476,625

Property, plant and equipment, net of accumulated depreciation of $1,694 and $594 as of March 31, 2008 and December 31, 2007, respectively	78,164	7,687

Other assets:
Deposits	12,600	-

	$5,331,912	$6,484,312

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$651,145	$871,246
Note payable, related party, current portion	10,316	10,316
Total current liabilities	661,461	881,562

Long term debt:
Warrant liability	16,995,278	4,802,973
Total liabilities	17,656,740	5,684,535

Shares subject to redemption, liquidation value of $10,054,111 and $9,849,111 as of March 31, 2008 and December 31, 2007, respectively	2,084,493	2,084,493

Stockholders' Deficit
Common stock, $0.001 par value, 99,000,000 shares authorized; 20,237,522 shares issued and outstanding as of March 31, 2008 and December 31, 2007	20,238	20,238
Additional paid in capital	6,104,846	5,853,154

Deficit accumulated during development stage	(20,534,404)	(7,158,108
Total deficiency in stockholders' equity	(14,409,320)	(1,284,716

	$5,331,912	$6,484,312

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		From September 7, 2004 (date of inception) through
	2008 Restated	2007	March 31, 2008 Restated
Operating expenses:
Selling, general and administrative	$736,967	$45,638	$2,823,121
Depreciation	1,100	-	1,694
Research and development	285,106	3,363	1,444,132
Total operating expenses	1,023,173	49,001	4,268,947

Net loss from operations	(1,023,173)	(49,001)	(4,268,947)

Other income (expense)
Loss on change in fair value of warrant liability	(12,192,305)	-	(12,192,305)
Interest, net	53,294	(1,344)	(1,041,330)

Net loss before income taxes	(13,162,184)	(50,345)	(17,502,582)

Provision for income taxes	-	-	-

Net loss	(13,162,184)	(50,345)	(17,502,582)

Preferred stock dividend	(214,112)	-	(3,031,822)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,376,296)	$(50,345)	$(20,534,404)

Net loss per share, basic and diluted	$(0.66)	$(0.01)

Weighted average number of shares (basic and fully diluted)	20,237,522	4,090,169

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2008
(unaudited)
Restated

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
Restated

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
Restated

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

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2008
(unaudited)
Restated

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total

Balance forward	4,563,206	$456	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	598,693	-	-	598,693
B B Beneficial conversion feature of preferred stock	-	-	-	-	2,817,710	-	-	2,817,710
Dividend on preferred stock	-	-	-	-	-	-	(2,817,710)	(2,817,710)
Net loss	-	-	-	-	-	-	(3,185,141)	(3,185,141)
Balance, December 31, 2007	-	-	20,237,522	20,238	5,853,154	-	(7,158, 108)	(1,284,716)
Fair value of options for services rendered	-	-	-	-	251,692	-	-	251,692
Dividend on preferred stock	-	-	-	-	-	-	(214,112)	(214,112)
Net loss	-	-	-	-	-	-	(13,162,184)	(13,162,184)
Balance, March 31, 2008	-	$-	20,237,522	$20,238	$6,104,846	$-	$(20,534,404)	$(14,409,320)

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the three months ended March 31,		From September 7, 2004 (date of inception) through
	2008 Restated	2007	March 31, 2008 Restated

Cash flows from operating activities:
Net loss for the period	$(13,162,184)	$(50,345)	$(17,502,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,100	-	1,694
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	-	-	489,388
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Notes payable issued in conjunction with services rendered	-	-	10,316
Fair value of options issued for services rendered	251,692	25,742	574,754
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	12,192,305	-	12,192,305
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	407	5,713
(Increase) decrease in:
Prepaid expenses	(41,250)	-	(41,250)
Deposits	(12,600)	-	(12,600)
Increase (decrease) in:
Accounts payable and accrued liabilities	(434,213)	24,146	356,493
Net cash used in operating activities	(1,205,150)	(50)	(2,439,052)

Cash flows from investing activities:
Purchase of property plant and equipment	(71,577)	-	(79,858)
Purchase of short term investment	(49,125)	-	(5,049,125)
Net cash used in investing activities	(120,702)	-	(5,128,983)

Cash flows from financing activities:
Proceeds from exercise of common stock options	-	-	6,216
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-		7,342,500
Proceeds from sale of common stock	-		113,513
Proceeds from convertible debt, net	-	2,500	177,500
Net cash provided by financing activities	-	2,500	7,718,808

Net (decrease) increase in cash	(1,325,852)	2,450	150,773
Cash at beginning of period	1,476,625	12	-

Cash at end of period	$150,773	$2,462	$150,773

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	-	-	-

Non cash transactions:
Fair value of warrants issued as compensation for financing	-	-	355,034
Beneficial conversion feature of redeemable preferred stock	-	-	2,817,710
Preferred stock dividend	$214,112	$-	$3,031,822

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

The Company was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") with its efforts principally devoted to developing cardiac diagnostics equipment in the United States. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2008, the Company has accumulated losses of $17,502,582.

Merger and Corporate Restructure

On December 27, 2007, the Company (consummated a reverse merger by entering into a share exchange agreement (the “Share Exchange”) with the stockholders of NewCardio, Inc., pursuant to which the stockholders of NewCardio, Inc.  exchanged all of the issued and outstanding capital stock of NewCardio, Inc. for 18,682,537 shares of common stock of Marine Park Holdings, Inc. (“Marine Park Holdings”) representing 92% of Marine Park Holdings’ outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of Marine Park Holdings held by certain stockholders of Marine Park Holdings made concurrently with the Share Exchange.

As a result of the Share Exchange, there was a change in control of the Company. In accordance with SFAS No. 141, NewCardio, Inc.  was the acquiring entity. In substance the Agreement is a recapitalization of NewCardio, Inc.’s capital structure rather than a business combination.

For accounting purposes, the Company accounted for the transaction as a reverse acquisition with New Cardio, Inc.  as the surviving entity. The total purchase price and carrying value of net assets acquired was $-0-. New Cardio, Inc.  did not recognize goodwill or any intangible assets in connection with the transaction. Prior to the Share Exchange, Marine Park Holdings was an inactive corporation with no significant assets and liabilities.

The accompanying financial statements present the historical financial condition, results of operations and cash flows of New Cardio, Inc. prior to the Merger.

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

Liquidity

As shown in the accompanying financial statements, the Company incurred net loss from operations of $ 17,502,582 from its inception on September 7, 2004 through March 31, 2008.

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

NOTE 3 -- REDEEMABLE SECURITIES

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

Upon any liquidation, dissolution or winding-up of the Company, the Series A shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 120% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series A share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series A shareholders shall be ratably distributed among the Series A shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value inclusive of accrued dividends was $10,054,111 and $9,849,111 (inclusive of dividend of $9,111) as of March 31, 2008 and December 31, 2007, respectively.

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

The redemption feature of the Series A Shares is contingent on the occurrence of any of the above   events and the Company believes the occurrence of any  these  events not to be probable. Accordingly, upon the occurrence of one of the events, the Series A shares will become redeemable and the Company  will accrete the carrying value of the Series A Shares  to redemption value .

Registration Rights Agreement

In connection with the December 27, 2007 private placement, the Company entered into a registration rights agreement with the purchasers of the Series A shares, which, as amended, requires the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series A shares on or before August 31, 2008. If the Company is unable to obtain an effective registration statement by that date, the Company will have to pay liquidated damages cash to the holders of the Series A shares beginning on September 1, 2008.  The amount of liquidated damages that may be due is calculated by the following formula: up to a maximum of 20% of the aggregate subscription amount paid by each purchaser of the Series A shares on the percentage of the total Series A shares purchased by each purchaser that the SEC will allow us to register under Rule 415.  The Company estimates that percentage to be 33% of the total outstanding shares held by non-affiliates of the Company, or 4,112,753 shares of common stock.  Based on this formula the Company may be obligated to pay up to $781,423 in liquidated damages. The Company has filed a registration statement with the SEC for the sale of the common stock underlying the Series A shares. However, the registration statement is currently the subject of an SEC review and, to date, has not been declared effective.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 4- WARRANT LIABILITY

As described in Note 3, the Company issued warrants in conjunction with the sale of Series A Preferred stock.  These warrants contain a “fundamental transaction” clause that if while the warrant(s) are outstanding, the Company effects any merger or consolidation of the Company with or into another Person, or other similar transactions as defined in the warrant agreement, the warrant holders can demand net cash settlement.

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
MARCH 31, 2008

NOTE 5 – STOCKHOLDERS EQUITY (continued)

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

NOTE 6 - STOCK OPTIONS AND WARRANTS (continued)

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
MARCH 31, 2008

NOTE 6 - STOCK OPTIONS AND WARRANTS (continued)

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
MARCH 31, 2008

NOTE 6 - STOCK OPTIONS AND WARRANTS (continued)

The fair value of all employee options vesting in the three month period ended March 31, 2008 of $199,342 was charged to current period operations

NOTE 7 - FAIR VALUE

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of March 31, 2008:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)

Assets:
Short term Investment	$5,049,125	$5,049,125
Total	$5,049,125	$5,049,125

Liabilities:
Warrant Liability	$(16,995,278)	$-	$-	$(16,995,278)
Total	$(16,995,278)	-	$-	$(16,995,278)

(A) Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 7- FAIR VALUE (continued)

 the scope of FSP FAS No. 157-2, we will be required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations, and we do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

The fair value of the assets, short term investments , at March 31, 2008 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at March 31, 2008.

The table below presents a reconciliation of the beginning and ending balances of our warrant liability during the three months ended March 31, 2008:

Warrant Liability:
Balance, January 1, 2008	$4,802,973
Additions to warrant liability	$12,192,305
Balance, March 31, 2008	$16,995,278

During the three months ended March 31, 2008, the Company recognized an unrealized loss of $12,192,305 in connection with the increase in the warrant liability. The unrealized loss was charged to operations under loss on change in fair value of warrant liability included in other income (expense). The Company did not recognize any realized losses or gains in connection with financial assets or liabilities measured at fair values.

NOTE 8 – SUBSEQUENT EVENTS

In April 2008, the Company issued 110,301 shares of common stock as a dividend due to holders of the Series A Preferred Stock in the amount of $214,112 under the terms of the December 27, 2007 financing discussed in Note 3 above.

NOTE 9 – RESTATEMENT

The accompanying unaudited condensed consolidated financial statements as of March 31, 2008; for the three months ended March 31, 2008 and for the period from September 7, 2004 (date of inception) through March 31, 2008 have been restated to correct the accounting treatment of the issuance of Series A Redeemable Preferred Stock, warrants issued in connection with the Series A Redeemable Preferred Stock and related fees and warrants issued in connection with the issuance.

The effect of these adjustments is a decrease in net loss of $3,297,797 for the period from September 7, 2004 (date of inception) through March 31, 2008 with no effect for the three months ended March 31, 2008.  There was no effect on cash flows from operating, investing or financing for either period.

The following tables summarize the effects of these adjustments on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2008, unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and from September 7, 2004 (date of inception) through March 31, 2008 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008 and from September 7, 2004 (date of inception) through March 31, 2008.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – RESTATEMENT (continued)

Condensed Consolidated Balance Sheet
March 31, 2008

	As Previously
	Reported	Adjustment		Reference	As Restated

Cash	$150,773	$			$150,773
Short term investment	5,049,125				5,049,125
Prepaid expenses	41,250				41,250
Property, plant and equipment	78,164				78,164
Deposits	12,600				12,600
	$5,331,912		$-		$5,331,912

Accounts payable and accrued liabilities	651,145				651,145
Note payable, related party, current portion	10,316				10,316
Shares subject to redemption	8,200,000		(8,200,000)	a	-
Warrant liability	16,995,278				16,995,278
Total liabilities:	$25,856,739		$(8,200,000)		$17,656,739

Shares subject to redemption	-		2,084,493	b	2,084,493

Common stock	20,238				20,238
Additional paid in Capital	3,287,136		2,817,710	c	6,104,846
Deficit accumulated during development stage	(23,832,201)		3,297,797	d	(20,534,404)
Total deficiency in stockholders' equity	(20,524,827)		6,115,507		(14,409,320)

	$5,331,912		$-		$5,331,912

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – RESTATEMENT (continued)

Condensed Consolidated Statement of Operations
For the Three Months March 31, 2008

	As Previously
	Reported	Adjustment		Reference	As Restated

Operating expenses:
Selling, general and administrative	$736,967	$			$736,967
Depreciation	1,100				1,100
Research and development	285,106				285,106
Total operating expenses	1,023,173		-		1,023,173

Net loss from operations	(1,023,173)		-		(1,023,173)

Other income (expense)
Loss on change in fair value of warrant liability	(12,192,305)				(12,192,305)
Interest	(160,818)		214,112	e	53,294

Net loss before income taxes	(13,376,296)		214,112		(13,162,184)

Provision for income taxes	-		-		-

Net loss	(13,376,296)		214,112		(13,162,184)

Preferred Stock dividend	-		(214,112)	e	(214,112)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,376,296)		$-		$(13,376,296)

Net loss per share, basic and diluted	$(0.66)		$-		$(0.66)

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Condensed Consolidated Statement of Operations
From September 7, 2004 (date of inception) through March 31, 2008

	As Previously
	Reported	Adjustment		Reference	As Restated
Operating expenses:
Selling, general and administrative	$2,823,121	$			$2,823,121
Depreciation	1,694				1,694
Research and development	1,444,132				1,444,132
Total operating expenses	4,268,947		-		4,268,947

Net loss from operations	(4,268,947)		-		(4,268,947)

Other income (expense)
Loss on change in fair value of warrant liability	(12,192,305)				(2,192,305)
Interest	(7,370,949)		6,329,619	f	(1,041,330)

Net loss before income taxes	(23,832,201)		6,329,619		(17,502,582)

Provision for income taxes	-		-		-

Net loss	(23,832,201)		6,329,619		(17,502,582)

Preferred Stock dividend	-		(3,031,822)	g	(3,031,822)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(23,832,201)		$3,297,797		$(20,534,404)

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – RESTATEMENT (continued)

Condensed Consolidated Statement of Cash Flows
For the Quarter Ended March 31, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(13,376,296)	$214,112	h	$(13,162,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,100			1,100
Fair value of options issued for services rendered	251,692			251,692
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	12,192,305			12,192,305
(Increase) decrease in:
Prepaid expenses	(41,250)			(41,250)
Deposits	(12,600)			(12,600)
Increase (decrease) in:
Accounts payable and accrued liabilities	(220,101)	(214,112)	h	(434,213)
Net cash used in operating activities	(1,205,150)	-		(1,205,150)

Cash flows from investing activities:
Purchase of property, plant and equipment	(71,577)			(71,577)
Purchase of short term investment	(49,125)			(49,125)
Net cash used in investing activities	(120,702)	-		(120,702)

Cash flows from financing activities:
Net cash provided by financing activities	-	-		-

Net (decrease) in cash	(1,325,852)	-		(1,325,852)
Cash at beginning of period	1,476,625			1,476,625

Cash at end of period	$150,773	$-		$150,773

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – RESTATEMENT (continued)

Condensed Consolidated Statement of Cash Flows
From September 7, 2004 (date of inception) through March 31, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(23,832,201)	$6,329,619		$(17,502,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,694			1,694
Financing costs paid in conjunction with issuance of preferred stock	857,500	(857,500)	i	-
Common stock issued to founders for services rendered	3,177			3,177
Common stock issued for intellectual property	260			260
Common stock issued for services rendered	489,388			489,388
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	426,334			426,334
Series A Preferred stock issued to founders for services rendered	45,632			45,632
Series A-2 Preferred stock issued for services rendered	180,121			180,121
Notes payable issued for services rendered	10,316			10,316
Fair value of options issued for services rendered	574,754			574,754
Fair value of warrants issued as compensation for financing	355,034	(355,034)	i	-
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	232,502			232,502
Fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	16,995,278	(4,802,973)	j	12,192,305
Fair value of warrants issued in settlement of convertible debentures	598,692			598,692
Amortization of debt discount attributable to subordinated convertible debt	5,713			5,713
(Increase) decrease in:
Prepaid expenses	(41,250)			(41,250)
Deposits	(12,600)			(12,600)
Increase (decrease) in:
Accounts payable and accrued liabilities	670,604	(314,112)	k	356,492
Net cash used in operating activities	(2,439,052)	-		(2,439,052)

Cash flows from investing activities:
Purchase of property, plant and equipment	(79,858)			(79,858)
Purchase of short term investment	(5,049,125)			(5,049,125)
Net cash used in investing activities	(5,128,983)	-		(5,128,983)

Cash flows from financing activities:
Proceeds from exercise of common stock options	6,216			6,216
Proceeds from sale of Series A-2 preferred stock	79,079			79,079
Proceeds from sale of Series A preferred stock	7,342,500			7,342,500
Proceeds from sale of common stock	113,513			113,513
Proceeds from convertible debt, net	177,500			177,500
Net cash provided by financing activities	7,718,808	-		7,718,808

Net increase in cash	150,773	-		150,773
Cash at beginning of period	-			-

Cash at end of period	$150,773	$-		$150,773

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – RESTATEMENT (continued)

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

(b)   As described above, the Company initially recorded the issuance of the Series A Preferred Stock at face amount of $8,200,000. By considering a beneficial conversion feature present as defined under Emerging Issues Task Force (“EITF”) No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments”, $4,802,973 has now been allocated to the warrants based on their fair value, which totaled using the Black Scholes option pricing model. Further, the Company attributed a beneficial conversion feature of $2,817,710 to the Series A preferred shares based upon the difference between the effective conversion price of those shares and the fair value of the common shares on the date of issuance. The assumptions used in the Black Scholes model are as follows:  (1) dividend yield of 0%; (2) expected volatility of 121.06%, (3) risk-free interest rate of 3.37% to 3.64%, and (4) expected life of 1 to 5 years. The amount attributable to the beneficial conversion feature has been recoded as a dividend to the preferred shareholders. Since the redemption feature of the preferred stock is contingent on the occurrence of future events, the Company will not accrete the carrying value of the preferred stock to redemption value until the occurrence of those future events becomes probable.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE 9 – RESTATEMENT (continued)

(e)  The Company recorded the accrual for the Series A Preferred Stock dividend as a charge to current period interest expense.  With the restatement, the Company reclassified the dividend to below Net Loss as an increase in the Net Loss Attributable to Common Shareholders.

(f)  As described in (b), (d) and (e) above, the initial fair value of the warrants, issuance costs and Series A Preferred Stock dividend were reclassified from interest expense to a reduction in the carrying value of the Series A Preferred (relating to the warrants and issuance costs) or an increase in the Net Loss Attributable to Common Shareholders (dividend).

(g)  As described in (d) and (e) above, the beneficial conversion feature and the Series A Preferred Stock dividend is shown on the Condensed Consolidated Statements of Operations in the date of inception column as an increase in the Net Loss Attributable to Common Shareholders.

(h) As described in (e) above, the dividend for the Series A Preferred Stock is shown below Net Loss as an increase in the Net Loss Attributable to Common Shareholders.

(i)  As described in (b) above, the issuance costs related to the issuance of the Series A Preferred Stock was reclassified from current period expense to a reduction in the carrying value of the Preferred Stock (Shares subject to redemption).

(j) As described in (b) above, the initial fair value of the warrants issued in connection with the issuance of the Series A Preferred Stock was reclassified from current period expense to a reduction in the carrying value of the Preferred Stock (Shares subject to redemption).

(k)  In the inception to date column,  $100,000 of the issuance costs were accrued and not paid until January 2008, along with the effect of the reclassification of the current period Series A Preferred Stock dividend from interest expense to below Net Loss on the Condensed Consolidated Statements of Operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

Significant highlights for the first quarter of 2008 were as follows:

●
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

●	R&D highlights for the quarter included:

1.	Technical Development – QTinno™:

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

Comparison of Results of Operations for the Three Months Ended March 31 2008 to March 31, 2007

Selected results of operations for the quarter ended March 31, 2008 and March 31, 2007 were as follows:

Financial Condition and Results of Operations

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Quarter ended March 31,
	2008	2007	Change	%
	Restated
Operating expenses:
Selling, general and administrative	$736,967	$45,638	$691,329	1515%
Depreciation	1,100	-	1,100	0%
Research and development	285,106	3,363	281,743	8378%
Total operating expenses	1,023,173	49,001	974,171	1988%

Net loss from operations	(1,023,173)	(49,001)	(974,171)	1988%

Other income (expense)
Loss on change in fair value of warrant liability	(12,192,305)	-	(12,192,305)	0%
Interest, net	53,294	(1,344)	54,638	4,065%

Net loss before income taxes	(13,162,184)	(50,345)	(13,111,839)	26,044%

Provision for income taxes	-	-	-	0%

NET LOSS	$(13,162,184)	(50,345)	(13,111,839)	26,044%

Preferred Stock Dividend	(214,112)	-	(214,112)	0%

Net Loss Attributable to Common Shareholders	$(13,376,296)	(50,345)	(13,325,951)	26,469%

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

         Loss on change in fair value of warrant liability is due to the warrants issued with the December 2007 financing. We marked the value of the warrants to market at the end of March 2008 and at the current market price of our common stock, the value and thus warrant liability increased substantially. The warrant liability at March 31, 2008 is approximately $17 million and quarterly expense related to this warrant liability is approximately $12 million. Interest of $53,000 (compared to almost none in 2007) is primarily related to income on the short term investment.   The preferred dividend of $214,000 is the 10% dividend on the $8.2 million in preferred stock payable through March 31, 2008.

Liquidity and Capital Resources

We have incurred losses attributable to common shareholders of $20,534,404 from our inception in September 2004 through March 31, 2008.  These losses stem from expenses associated principally with equity-based compensation to consultants who have provided marketing, public relations and investor services, acquisition costs and professional service, including legal and accounting fees.  We believe that we will continue to incur net losses and negative cash flow from operating activities into 2009.

As of March 31, 2008, we had a working capital of approximately $4.6 million.  As a result of operating losses from our inception on September 7, 2004 through March 31, 2008, we generated a cash flow deficit of approximately $2.4 million from operating activities from our inception on September 7, 2004 through March 31, 2008.  Cash flow used in investing activities was primarily related to the purchase of a certificate of deposit for $5,000,000 at the end of December 2007.  We met our cash requirements during this period through the private placement of common stock, the exercise of common stock options, the private placement of preferred stock and the issuance of convertible notes.  We raised a net amount of approximately $7,700,000 during 2006 and 2007, most of which was raised in our December 2007 private placement.

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

●
As of the date of the financial statements, we believe an event that would create an obligation to settle the warrants in cash or other current assets is remote and have classified the obligation as a long term liability.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. See Note 7 to the unaudited condensed consolidated financial statements at March 31, 2008 for further information about our financial assets and liabilities that is accounted for at fair value.

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

Short-term Investment.  Short term investment primarily consists of certificate of deposits where the market price was readily available and there was no change in fair valuing them at March 31, 2008.

Derivative Contracts. Derivative contracts are comprised of warrants issued to investors in connection with the placement of equity instruments in December 2007.  As the contracts contain a provision that could require cash settlement, pursuant to  EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4.8 million and a reduction to shares subject to redemption. For the three month period ended March 31, 2008, we recorded an unrealized loss on change in fair value of warrant liability of $12.1 million. While the change in the value of the derivative contract increased both our liabilities and losses, the increase did not impact our liquidity. We did not recognize any realized losses or gains in connection with financial assets or liabilities measured at fair values.

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

Reclassifications of Derivative Contracts.

There were no reclassifications of derivative contracts from Levels 1 or 2 to Level 3 during the period ended March 31, 2008.

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

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements regarding our future plans, strategies and expectations and describes our intent, belief or current expectations.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties.  Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. There can be no assurance that the forward-looking statements contained in this report will prove to be accurate. The inclusion of a forward-looking statement herein should not be regarded as a representation by us that our objectives will be achieved.  The potential risks and uncertainties that could cause our actual results to differ materially from those expressed or implied herein are set forth in Item 1A of our Annual Report on Form 10-K/A (No. 2)  for the year ended December 31, 2007 and include: our business plan, our business strategy, the development of our proprietary technology platform and our products, the timing of such development, the timing and results of clinical trials; the level and timing of FDA regulatory clearance or review; protection of our intellectual property; our success in implementing our strategic, operating and people initiatives; our ability to commercialize our products; any of which could impact sales, costs and expenses and/or planned strategies and timing.   We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  This evaluation identified a deficiency in our disclosure controls and procedures.  As a result of comments received from the Accounting Staff of the Division of Corporate Finance of the SEC in its review of our financial statements for the fiscal year ended December 31, 2007 and the quarter ended March 31, 2008, contained in our Form S-1 currently under SEC review, we determined that errors were made in the accounting of the Series A Stock and related warrants issued in the December 2007 private placement.   Due to the significance of these errors, we have restated our financial statements for the year ended December 31, 2007 and the quarter ended March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

Dated:  August 22, 2008