Form 10-Q/A
period 2008-06-30
NewCardio, Inc.
filed 2008-08-28
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q/A
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") amends the Quarterly Report of New Cardio, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on August 19, 2008 (the "Original Filing"). This Amendment No. 1 is being filed for the purpose of eliminating the deferred compensation as a contra-equity account in connection with the issuance of stock based compensation during the quarter ended June 30, 2008.

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

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(unaudited)	(RESTATED)
ASSETS
Current assets:
Cash	$216,769	$1,476,625
Short term investment	4,095,839	5,000,000
Prepaid expenses	46,658	-
Total current assets	4,359,266	6,476,625

Property, plant and equipment, net of accumulated depreciation of $7,140 and $594 as of June 30, 2008 and December 31, 2007, respectively	82,647	7,687

Other assets:
Deposits	12,600	-

	$4,454,513	$6,484,312

LIABILITIES AND STOCKHOLDERS DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$603,937	$871,246
Note payable, related party, current portion	10,316	10,316
Total current liabilities	614,253	881,562

Long term debt:
Warrant liability	31,679,432	4,802,973
Total liabilities	32,293,685	5,684,535

Preferred shares subject to redemption, liquidation value of $10,045,000 and $9,849,111 as of June 30, 2008 and December 31, 2007, respectively	2,084,493	2,084,493

Stockholders' equity (deficit)
Common stock, $0.001 par value, 99,000,000 shares authorized; 20,505,823 and 20,237,522 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	20,506	20,238
Additional paid in capital	6,926,570	5,853,154
Deficit accumulated during development stage	(36,870,741)	(7,158,108)
Total stockholders' equity (deficit)	(29,923,665)	(1,284,716)

	$4,454,513	$6,484,312

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

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through June 30, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total

Balance forward	4,563,206	$456	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	598,693	-	-	598,693
Beneficial conversion feature of preferred stock	-	-	-	-	2,817,710	-	-	2,817,710
Dividend on preferred stock	-	-	-	-	-	-	(2,817,710)	(2,817,710)
Net loss	-	-	-	-	-	-	(3,185,141)	(3,185,141)
Balance, December 31, 2007	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through June 30, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total

Balance forward	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)
Fair value of vested options for services rendered	-	-	-	-	691,837	-	-	691,837
Fair value of vested warrants for services rendered	-	-	-	-	92,275	-	-	92,275
Common stock issued in settlement of preferred stock dividend	-	-	110,301	110	214,002	-	-	214,112
Common stock issued in connection with options exercised at $0.01 per share in May 2008	-	-	25,000	25	225	-	-	250
Common stock issued in May 2008 at $3.50 in connection for services to be rendered (deferred)	-	-	50,000	50	(50)	-	-	-
Common stock issued in connection with options exercised at $0.001 per share in June 2008	-	-	10,000	10	-	-	-	10
Common stock issued in connection with options exercised at $0.22 per share in June 2008	-	-	15,000	15	3,285	-	-	3,300
Common stock issued in June 2008 at $3.65 in connection for services rendered	-	-	5,000	5	18,245	-	-	18,250
Common stock issued in June 2008 at $3.30 in connection for services rendered	-	-	3,000	3	9,897	-	-	9,900
Common stock issued in June 2008 at $3.25 in connection for services to be rendered (deferred)	-	-	50,000	50	(50)	-	-	-
Amortization of deferred services	-	-	-	-	43,750	-	-	43,750
Dividend on preferred stock	-	-	-	-	-	-	(419,112)	(419,112)
Net loss	-	-	-	-	-	-	(29,293,521)	(29,293,521)
Balance, June 30, 2008	-	$-	20,505,823	$20,506	$6,926,570	$-	$(36,870,741)	$(29,923,665)

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of June 30, 2008:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
Short term Investment	$4,095,839	$4,095,839
Total	4,095,839	4,095,839
Liabilities
Warrant Liability	(31,679,432)	-	$-	$(31,679,432)
Total	$(31,679,432)	$-	$-	$(31,679,432)

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

Clinical Development – QTinno™

During the quarter ended June 30, 2008, we completed our third study of electrocardiograms (ECGs) previously obtained in drug development clinical trials.  This study complements and extends our previous studies.  The study was a randomized, blinded study of more than 7,000 digital ECGs acquired from healthy subjects treated with placebo and two doses of a drug known to have QT-prolonging properties. QT intervals were determined on all 7,000 ECGs by QTinno™ and by the current “gold standard” approach: careful manual reading by a single cardiologist with extensive expertise in QT interval evaluation. Results showed that QTinno™’s automated determination and the “gold standard” manual measurement were virtually identical (less than 1 millisecond difference), and individual measurements showed a high degree of precision (standard deviation of well under 10 milliseconds between the two approaches). We plan to have the results of at least one of our studies submitted to a major peer-reviewed cardiovascular journal by the end of this year.  During this upcoming quarter ending September 30, 2008, we expect to complete a clinical study that began in the second quarter in collaboration with a large clinical research organization that is involved in many drug development trials for large pharmaceutical companies. This research organization would be a potential customer for us, and, as a result, we consider its involvement in the development process as an important milestone towards our ultimate goal of market acceptance. We have also had the opportunity to obtain and test QTinno™ in challenging conditions and with a complex compound and have initiated this independent study in the current quarter ending September 30, 2008. We will continue to look for opportunities to validate this product in new and varying environments.

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

As discussed above, we have historically relied on the issuance of equity securities to consultants in exchange for services and, following the December 2007 financing, we now offer both cash and stock-based compensation arrangements. Our management enters into equity compensation agreements with non-employees, if it is in our best interest, under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS 123."   In order to conserve our limited operating capital resources, we anticipate continuing to compensate certain non-employees for services using equity or a combination of cash and equity during the next 12 months. Further, stock options will be a key element of employee compensation and, with the increase in our market capitalization as a result of our transition from a private company to a public company, the value of our equity is materially higher. This is expected to have a material effect on our results of operations during the next 12 months. For the three months ended June 30, these stock-based compensation arrangements totaled $604,000 in 2008 and $340,000 in 2007, respectively.  On the administrative side, we use stock and stock option grants for consultants primarily in support of our investor relation programs providing public market information.  We use consultants in the development of our products from both a research and supporting clinical development process.  Stock options issued to consultants have generally been for R&D and clinical support services, with some administrative, accounting, legal and investor relations services.  We have also in the past used stock-based compensation for business development and marketing development, specifically providing business guidance, and primarily in areas related to sales, marketing and business strategy.

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

NEWCARDIO, INC.

Date: August 28, 2008	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer