Form 10-Q
period 2008-09-30
NewCardio, Inc.
filed 2008-10-31
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

__________________________

FORM 10-Q
(Mark One)

[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [_] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at October 31, 2008

Common Stock, $0.001 Par Value	21,970,661

 NEWCARDIO, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2008 (Unaudited) and December 31, 2007	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2008 and September 30, 2007 and from the period September 7, 2004 (date of inception) to September 30, 2008	4

	Unaudited Condensed Consolidated Statements of Stockholders Deficit for the period from September 7, 2004 (date of inception) to September 30, 2008	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended September 30, 2008, September 30, 2007 and from the period September 7, 2004 (date of inception) to September 30, 2008	11

	Notes to Unaudited Condensed Consolidated Financial Statements	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	38

PART II	Other Information

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	39

SIGNATURES		39

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.
FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(unaudited)	(RESTATED)
ASSETS
Current assets:
Cash	$210,290	$1,476,625
Short term investment	3,119,153	5,000,000
Prepaid expenses	29,329	-
Total current assets	3,358,772	6,476,625

Property, plant and equipment, net of accumulated depreciation of $12,591 and $594 as of September 30, 2008 and December 31, 2007, respectively	90,471	7,687

Other assets:
Deposits	12,600	-

	$3,461,843	$6,484,312

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,013,707	$871,246
Note payable, related party, current portion	10,316	10,316
Total current liabilities	1,024,023	881,562

Long term debt:
Warrant liability	21,653,301	4,802,973
Total liabilities	22,677,324	5,684,535

Preferred shares subject to redemption, liquidation value of $9,739,179 and $9,849,111 as of September 30, 2008 and December 31, 2007, respectively	2,020,226	2,084,493

Stockholders' equity (deficit)
Common stock, $0.001 par value, 99,000,000 shares authorized; 21,849,703 and 20,237,522 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	21,850	20,238
Additional paid in capital	8,262,420	5,853,154
Deficit accumulated during development stage	(29,519,977)	(7,158,108)
Total stockholders' equity (deficit)	(21,235,707)	(1,284,716)

	$3,461,843	$6,484,312

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,		From September 7, 2004 (date of inception) through September 30,
	2008	2007	2008	2007	2008
Operating expenses:
Selling, general and administrative	$1,819,147	$268,838	$3,725,364	$743,127	$5,811,519
Depreciation	5,451	19	11,997	19	12,591
Research and development	673,689	9,925	1,280,326	52,184	2,439,352
Total operating expenses	2,498,287	278,782	5,017,687	795,330	8,263,461

Net loss from operations	(2,498,287)	(278,782)	(5,017,687)	(795,330)	(8,263,461)

Other income (expense)
Gain (loss) on change in fair value of warrant liability	10,026,131	-	(16,850,328)	-	(16,850,328)
Interest, net	25,477	(4,204)	127,815	(7,400)	(966,809)

Net income (loss) before income taxes	7,553,321	(282,986)	(21,740,200)	(802,730)	(26,080,598)

Provision for income taxes	-	-	-	-	-

Net income (loss)	7,553,321	(282,986)	(21,740,200)	(802,730)	(26,080,598)

Preferred stock dividend	(202,557)	-	(621,669)	-	(3,439,379)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,350,764	$(282,986)	$(22,361,869)	$(802,730)	$(29,519,977)

Net income (loss)-basic	$0.35	$(0.03)	$(1.09)	$(0.13)

Net loss per share-Fully diluted	$(0.05)

Weighted average number of shares-basic	21,028,688	8,966,099	20,552,947	6,163,063

Weighted average number of shares-fully diluted	48,686,343

See the accompanying notes to the unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2008
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

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2008
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
From September 7, 2004 (date of inception) through September 30, 2008
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

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2008
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

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)
Fair value of vested options for services rendered	-	-	-	-	1,260,210	-	-	1,260,210
Fair value of vested warrants for services rendered	-	-	-	-	326,091	-	-	326,091
Common stock issued in settlement of preferred stock dividends	-	-	175,204	175	418,937	-	-	419,112
Common stock issued in connection with options exercised at $0.01 per share in May 2008	-	-	25,000	25	225	-	-	250
Common stock issued in May 2008 at $3.50 in connection for services rendered (deferred)	-	-	50,000	50	(50)	-	-	-
Common stock issued in connection with options exercised at $0.001 per share in June 2008	-	-	10,000	10	-	-	-	10
Common stock issued in connection with options exercised at $0.22 per share in June 2008	-	-	15,000	15	3,285	-	-	3,300
Common stock issued in June 2008 at $3.65 in connection for services rendered	-	-	5,000	5	18,245	-	-	18,250
Common stock issued in June 2008 at $3.30 in connection for services rendered	-	-	3,000	3	9,897	-	-	9,900
Subtotal	-	$-	20,520,726	$20,521	$7,889,994	$-	$(7,158,108)	$752,407

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2008
(unaudited)

	Preferred Series A		Common		Additional Paid in	Common stock	Deficit accumulated during development
	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	20,520,726	$20,521	$7,889,994	$-	$(7,158,108)	$752,407
Common stock issued in June 2008 at $3.25 in connection for services rendered (deferred)	-	-	50,000	50	(50)	-	-	-
Common stock issued in July 2008 at $3.25 in connection with serviced rendered	-	-	3,000	3	9,747	-	-	9,750
Common stock issued in connection with options exercised at $0.01 per share in July 2008	-	-	31,000	31	279	-	-	310
Common stock issued in connection with options exercised at $0.01 per share in August 2008	-	-	72,021	72	648	-	-	720
Common stock issued in connection with options exercised at $0.22 per share in August 2008	-	-	8,333	8	1,825	-	-	1,833
Common stock issued in connection with conversion of preferred stock in August 2008	-	-	25,000	25	6,012	-	-	6,037
Common stock issued in connection with conversion of preferred stock in September 2008	-	-	241,119	241	57,989	-	-	58,230
Common stock issued in connection with exercise of warrants	-	-	898,504	899	(899)	-	-	-
Amortization of deferred compensation	-	-	-	-	296,875	-	-	296,875
Dividend on preferred stock	-	-	-	-	-	-	(621,669)	(621,669)
Net loss	-	-	-	-	-	-	(21,740,200)	(21,740,200)
Balance, September 30, 2008	-	$-	21,849,703	$21,850	$8,262,420	$-	$(29,519,977)	$(21,235,707)

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the nine months ended September 30,		From September 7, 2004 (date of inception) through September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss for the period	$(21,740,200)	$(802,730)	$(26,080,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,997	19	12,591
Amortization of deferred compensation	296,875	-	296,875
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	37,900	454,050	527,288
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Notes payable issued in conjunction with services rendered	-	-	10,316
Options converted for services rendered	3,300	-	3,300
Fair value of options issued for services rendered	1,260,210	106,658	1,583,272
Fair value of warrants issued as compensation for services	326,091	-	326,091
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	16,850,328	-	16,850,328
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	1,075	5,713
(Increase) decrease in:
Prepaid expenses	(29,329)	-	(29,329)
Deposits	(12,600)	(25,000)	(12,600)
Increase (decrease) in:
Accounts payable and accrued liabilities	(60,096)	(42,022)	730,609
Net cash used in operating activities	(3,055,524)	(307,950)	(4,289,426)

Cash flows from investing activities:
Purchase of property plant and equipment	(94,781)	(4,122)	(103,062)
Proceeds from (purchases of )short term investment	1,880,847	-	(3,119,153)
Net cash provided by (used in) investing activities	1,786,066	(4,122)	(3,222,215)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,123	-	9,339
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-		7,342,500
Proceeds from sale of common stock	-	113,513	113,513
Proceeds from convertible debt, net	-	399,500	177,500
Net cash provided by financing activities	3,123	513,013	7,721,931

Net increase (decrease) in cash and cash equivalents	(1,266,335)	200,941	210,290
Cash and cash equivalents at beginning of period	1,476,625	12	-

Cash and cash equivalents at end of period	$210,290	$200,953	$210,290

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non cash financial activities:
Fair value of warrants issued for placement fees in connection with preferred stock	$-	$-	$355,034
Beneficial conversion feature of redeemable preferred stock	$-	$-	$2,817,710
Preferred stock dividend	$621,669	$-	$621,669

See the accompanying notes to the unaudited condensed consolidated financial statements.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Basis and business presentation

The consolidated financial statements include the accounts of the Company, including NewCardio Technologies, Inc., its wholly-owned subsidiary (“NewCardio Technologies”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") with its efforts principally devoted to developing cardiac diagnostics tools and equipment in the United States and Europe. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2008, the Company has accumulated losses of $29,519,977 attributable to common stockholders.

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Reverse Merger and Corporate Restructure (continued)

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

Revenue Recognition

The Company recognizes revenue in accordance with Securities Exchange Commission (the “SEC”) Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended September 30, 2008:

Three Months Ended September 30, 2008
Net income used in computing basic net income per share	$7,350,764
Impact of assumed assumptions:
Gain on warrant liability marked to fair value	(10,026,131)
Net loss in computing diluted net loss per share:	$(2,675,267)

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. The weighted average shares outstanding used in the basic net income per share computations for the three months ended September 30, 2008 was 21,028,688. In determining the number of shares used in computing diluted loss per share, the Company added approximately 27,657,655 for the three month period ended September 30, 2008.  Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding.  Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either antidilutive, or their effect is not material. Fully diluted shares outstanding were 48,686,343 and 14,064,205 for the three month period ended September 30, 2008 and 2007, respectively and 48,210,620 and 11,261,169 for the nine month period ended September 30, 2008 and 2007, respectively.

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

As more fully described in Note 6 below, the Company granted stock options over the years to employees of the Company under its 2004 Equity Incentive Plan.  The Company granted non-qualified stock options to purchase 3,295,000 shares of common stock during the nine month period ended September 30, 2008 to employees and directors of the Company under the 2004 Equity Incentive Plan.

As of September 30, 2008, there were outstanding employee stock options to purchase 6,295,000 shares of common stock, 1,970,138 shares of which were vested.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables.   The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 (“SFAS 2”),  “Accounting for Research and Development Costs.” Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $673,689 and $1,280,326 for the three and nine month periods ended September 30, 2008; $9,925 and $52,184 for the three and nine month periods ended September 30, 2007 and  $2,439,352 from September 7, 2004 (date of inception) through September 30, 2008, respectively.

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from operations of $8,263,461 from its inception on September 7, 2004 through September 30, 2008.

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company is currently evaluating the impact of SFAS No. 161, if any, will have on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  The Company is currently evaluating the impact of FSP 142-3 on its consolidated financial position, results of operations or cash flows.

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2 – NOTES PAYABLE-RELATED PARTY

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

Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A shares shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 120% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series A share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the holders of the Series A shares shall be ratably distributed among the holders of the Series A shares in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value inclusive of accrued dividends was $9,739,179 (inclusive of dividend of $202,684) and $9,849,111 (inclusive of dividend of $9,111) as of September 30, 2008 and December 31, 2007, respectively.

In December 2007, the Company issued 8,200 Series A shares at $1,000 per share to accredited investors in a private placement, plus warrants. The Company received $8,200,000 less issuance costs totaling $1,312,534. Net cash proceeds at December 31, 2007 were   $7,342,500. The balance of the costs includes an accrual paid in January and the value of a fee warrant issued in conjunction with the financing. The issuance costs have been recorded as a reduction in the ‘Shares subject to redemption.' $4,802,973 has been allocated to the warrants based on their fair value, reducing ‘Shares subject to redemption.’

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

During the nine months ended September 30, 2008, certain Series A 10% convertible preferred stockholders converted 252.8158 shares of preferred stock to 266,119 shares of the Company’s common stock.

Registration Rights Agreement

In connection with the December 27, 2007 private placement, the Company entered into a registration rights agreement with the purchasers of the Series A shares, which, as amended, required the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series A shares on or before August 31, 2008. The Company performed this obligation on August 29, 2008.

After August 29, 2008, the effective date of the registration statement, the Company can force redemption of the Series A shares, if certain market conditions exists.

As additional consideration for the purchase of the Series A shares, the Company granted to the holders of the Series A shares warrants entitling them to purchase 5,178,947 shares of the Company’s common stock at the price of $1.14 per share expiring five years from issuance, and exercisable after one year on a net cashless basis. 5,157,895 Series J warrants were also issued at $1.235 per share expiring one year from issuance. In addition, Series J-A warrants totaling 3,094,737 are issuable at $1.425 share, contingent on the exercise of the Series J warrants. For accounting purposes the Series J-A warrants have a one-year life as they are linked to the exercise of the Series J warrants. If the Series J warrants are exercised, the Series J-A warrants become 5-year warrants with a net cashless provision. None of the warrants have registration rights. The Company estimated the fair value at date of issue of the warrants issued in connection with the private placement to be $4,802,973 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.37% to 3.64%, expected volatility of 121.06%, and expected warrant life of one to five years. Since the Company may be obligated to settle the warrants in cash, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4,802,973 and a reduction in value of shares subject to redemption. Any change in fair value is being recorded as non-operating, non-cash income or expense at each reporting date.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” for the nine month period ended September 30, 2008, the Company recorded a loss on change in fair value of warrant liability of $16,850,328.  The fair value the warrants at September 30, 2008 were determined using the Black Scholes Option Pricing Model with the following assumptions:  Dividend yield: -0-%, volatility: 120.31%; risk free rate: 0.92% to 2.98%.

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 5 – STOCKHOLDERS EQUITY (continued)

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

In July 2008, the Company issued an aggregate of 3,000 shares of common stock for services rendered at approximately $3.25 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

In July 2008, the Company issued an aggregate of 64,903 shares of common stock as a dividend due to holders of the Series A shares in the amount of $205,000.

NOTE 6 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2008:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price

$0.10	2,592,000	1.72	$0.10	2,592,000	$0.10
0.50	25,000	2.90	0.50	25,000	0.50
0.95	120,842	4.24	0.95	120,842	0.95
0.96	203,385	3.75	0.96	203,385	0.96
1.14	5,178,947	4.24	1.14	5,178,947	1.14
1.15	162,709	3.75	1.15	162,709	1.15
1.235	5,157,895.24		1.235	5,157,895	1.235
1.425	3,094,737.24		1.425	-	1.425
2.00	300,000	2.68	2.00	91,667	2.00
4.00	300,000	2.68	4.00	91,667	4.00

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:
	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	2,612,000	$0.11
Granted	15,106,626	1.22
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	17,718,626	1.06
Granted	600,000	3.00
Exercised	(1,183,111)	1.01
Canceled or expired	-	-
Outstanding at September 30, 2008	17,135,515	$1.12

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

The Company reduced shares subject to redemption by $4,802,973 (and recorded a warrant liability) in conjunction in the year ended December 31, 2007.  See also Footnote 4 for an update in the Warrant Liability and related assumptions at September 30, 2008.

For the nine month period ended September 30, 2008, warrants totaling 300,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for three years from the date of issuance at an exercise price of $2.00 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility from 100.08% to 120.31% and risk free rate from 2.28% to 3.57%.  The Company recorded the vested portion as charge to operations of $177,763 in the nine month period ended September 30, 2008.

For the nine month period ended September 30, 2008, warrants totaling 300,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for three years from the date of issuance at an exercise price of $4.00 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility from 100.08% to 120.31% and risk free rate from 2.28% to 3.57%.  The Company recorded the vested portion as charge to operations of $148,464 in the nine month period ended September 30, 2008.

During the nine month period ended September 30, 2008, warrant holders exercised 1,183,111 warrants on a cashless basis in exchange for 898,504 shares of the Company’s common stock.

Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	306,855	5.99	$0.01	246,751	$0.01
0.02	130,000	7.51	0.02	48,126	0.02
0.22	191,667	9.11	0.22	108,750	0.22
2.00	400,000	9.95	2.00	-	2.00
2.25	320,000	9.43	2.25	46,667	2.25
3.30	100,000	9.72	3.30	6,250	3.30
4.72	26,000	9.86	4.72	542	4.72

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006:	1,352,606	$0.007
Granted	480,000	0.16
Exercised	(821,500)	(0.05)
Canceled or expired	(214,147)	(0.06)
Outstanding at December 31, 2007:	796,959	0.07
Granted	846,000	2.33
Exercised	(153,021)	(0.03)
Canceled or expired	(15,416)	(0.01)
Outstanding at September 30, 2008:	1,474,522	$1.37

During the nine month period ended September 30, 2007, the Company granted 205,000 non employee stock options in connection with the services rendered with an exercise price of $0.02 per share expiring in 2017 and vesting from two to four years.

The fair value of all non-employee options vesting during the nine month period ended September 30, 2007 of $14,154 was charged to current period operations. The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	117.63% to 125.34%
Risk free rate:	4.59% to 5.03%

During the nine month period ended September 30, 2008, the Company granted an aggregate of 846,000 non employee stock options in connection services rendered at the exercise price from $2.25 to $4.72 per share.  The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	93.24% to 120.31%
Risk free rate:	3.45% to 3.99%

The fair value of all non-employee options vesting during the nine month period ended September 30, 2008 of $383,519 was charged to current period operations.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2008:
	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	5.29	$0.001	100,000	$0.001
0.01	270,000	7.78	0.01	209,584	0.01
0.02	880,000	8.44	0.02	880,000	0.02
0.22	1,750,000	9.15	0.22	534,722	0.22
2.05	1,130,000	9.46	2.05	190,416	2.05
2.15	120,000	9.98	2.15	-	2.15
2.25	400,000	9.96	2.25	-	2.25
3.05	100,000	9.50	3.05	10,417	3.05
4.30	700,000	9.83	4.30	-	4.30
4.72	45,000	9.86	4.72	45,000	4.72
5.00	800,000	9.88	5.00	-	5.00

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006:	450,000	$0.004
Granted	2,630,000	0.22
Exercised	(80,000)	(0.01)
Canceled or expired	-	-
Outstanding at December 31, 2007:	3,000,000	0.14
Granted	3,295,000	3.34
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2008:	6,295,000	$1.81

During the nine month period ended September 30, 2007, the Company granted 880,000 employee stock options in connection with the services rendered with an exercise price of $0.02 per share expiring on March 31, 2017 and vesting immediately or over six month period.  The fair values of the options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	125.34%
Risk free rate:	4.59%

The fair value of all employee options vesting in the nine month period ended September 30, 2007 of $34,102 was charged to current period operations

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 6 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

During the nine month period ended September 30, 2008, the Company granted 3,295,000 stock options with an exercise price from $2.05 to $5.00 per share expiring ten years from issuance.  The fair value was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	93.24% - 120.31%
Risk free rate:	3.48% - 3.85%

The fair value of all employee options vesting in the nine month period ended September 30, 2008 of $876,690 was charged to current period operations

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of September 30, 2008:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 7 -- FAIR VALUE (continued)

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
Short term Investment	$3,119,153	$3,119,153
Total	3,119,153	3,119,153
Liabilities
Warrant Liability	(21,653,301)	-	$-	$(21,653,301)
Total	$(21,653,301)	$-	$-	$(21,653,301)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

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

The fair value of the assets, short term investments, at September 30, 2008 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at September 30, 2008.

The table below presents a reconciliation of the beginning and ending balances of our warrant liability during the nine month period ended September 30, 2008:

Warrant Liability:
Balance, January 1, 2008	$4,802,973
Additions to warrant liability	$16,850,328
Balance, September 30, 2008	$21,653,301

During the nine month period ended September 30, 2008, the Company recognized an unrealized loss of $16,850,328 in connection with the increase in the warrant liability. The unrealized loss was charged to operations under loss on change in fair value of warrant liability included in other income (expense). The Company did not recognize any realized losses or gains in connection with financial assets or liabilities measured at fair values.

NOTE 8 – SUBSEQUENT EVENTS

In October 2008, the Company issued an aggregate of 98,041 shares of common stock as a dividend due to holders of the Series A shares in the amount of $202,684 under the terms of the December 27, 2007 private placement discussed in Note 3 above.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 9 – RESTATEMENT (continued)

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Significant highlights for the third quarter of 2008 were as follows:

●
Our activity and spending continued at levels similar to the first two quarters of 2008. For the first nine months of 2008, our net cash used in operating activities was just over $3 million; spending was at a relatively constant rate. Our net cash used in operations for the September 2008 quarter was $973,000. We have increased our investment in both infrastructure and development efforts since the year ended 2007.  Our infrastructure expenses continue at approximately $120,000 per calendar quarter, including human resources costs, which we are funding from the proceeds of our December 27, 2007 financing.

●
As we focus on commercialization efforts, we determined that the first step to building a sales force was to recruit a president with direct sales experience in cardiac safety, which we did during the third quarter.  In furtherance of these efforts, we added a client services team, consisting of a senior vice president, in charge of client services and a vice president in charge of product management. We also hired a Chief Medical Officer during the third quarter.

●	We continue to add development personnel and a sales infrastructure for QTinno™ in the fourth quarter of 2008.

	●	We opened a sales office in Princeton, New Jersey at the start of the fourth quarter.

	●	We were actively seeking to recruit a Chief Technical Officer, which we accomplished at the end of October.

	●	We added a director of corporate information technology systems during October.

●	R&D highlights for the third quarter included:

Clinical Development – QTinno™

During the quarter ended September 30, 2008, we completed our fourth study of electrocardiograms (ECGs) previously obtained in drug development clinical trials.  This study complements and extends our previous studies.  ECGs were obtained by continuous monitoring (12-lead Holter) methods, and thus were a challenging new test of our technology because of high noise content and substantial beat-to-beat variability.  The study was a blinded study of more than 2,500 digital ECGs acquired from healthy subjects before and after a single dose of a drug known to have QT-prolonging properties, and also known to be a potent trigger for abnormal heart rhythms. QT intervals were determined on all 2,500 ECGs by QTinno™ and by the current “gold standard” approach: careful manual reading by a single cardiologist with extensive expertise in QT interval evaluation. Results showed that QTinno™’s automated determination and the “gold standard” manual measurement were virtually identical (less than 1 millisecond difference), and individual measurements showed a high degree of precision (standard deviation of well under 10 milliseconds between the two approaches).

We submitted a research proposal to the Cardiac Safety Research Consortium (CSRC) seeking to perform automated analysis of ECGs from one or more recent drug clinical studies submitted to the U.S. Food and Drug Administration (FDA) and stored in the FDA’s “warehouse” of digital ECGs.  Our proposal was approved on October 7, 2008.  We expect to have access to ECGs from a recent drug clinical study within two months from the approval date.

Our current expectations for the fourth quarter of 2008 are as follows.  We expect to submit the results of at least one of our clinical studies to a major peer-reviewed cardiovascular journal.  We expect to submit at least three abstracts describing results of our clinical studies for presentation at major national scientific meetings. We also expect to complete a clinical study in collaboration with a large clinical research organization that is involved in many drug development trials for large pharmaceutical companies. This research organization would be a potential customer for us, and, as a result, we consider its involvement in the development process as an important milestone towards our ultimate goal of market acceptance.  We will continue to look for opportunities to validate QTinno™ in new and varying environments.

Internal Research Projects

We continue to study internally VisualECG™’s performance in ECGs from patients undergoing evaluation for acute chest pain.  Our objective continues to be the collection of data to help us refine the product and prepare it for an external clinical trial.  During the quarter ended September 30, 2008, we used the ECGs and clinical information we collected in the quarter ended June 30, 2008, to correlate VisualECG™ findings with the patients’ clinical diagnoses, by comparing the initial ECG and clinical information and VisualECG™ findings against the ultimate diagnosis. We also continue to work on the preliminary stages of an internal study in Europe which is expected to involve approximately 150 to 200 patients. The objective of both studies is to assist us in defining an optimal set of VisualECG™ markers for diagnosis of a heart attack.  We expect to complete the data collection and conclude these internal development studies in order to begin an external development study of similar design.  We initially thought that we would be able to complete this study by the end of the first quarter of 2009, but now believe that it will take us at least until the end of the second quarter of 2009 to do this.  The results of the internal development studies will not be published, as they will be used for technology development only. The results of an external development study would be published.

Regulatory Affairs

QTinno™: Since we intend to initially market QTinno™ as a drug development research tool, and, not for patient diagnosis, we believe, based on our research, that FDA pre-marketing clearance and pre-market approval rules will not apply.  Nevertheless, we are implementing a quality management system to guide the design, development and delivery of our proprietary platform technology, and any associated products or solutions, based on the FDA guidelines for the content of premarket submissions for software contained in medical devices.  This would enable us, if the future use of QTinno™ does require a 510(k) premarket notification clearance from the FDA, to quickly prepare and submit an application for approval, as all the required content will have been prepared and available. In addition, the quality management system will ensure that QTinno™ is compliant with the FDA rules set forth in 21 Code of Federal Regulations, Part 11, as it relates to the use of computer applications in the capture and reporting of data in clinical trials. We expect to have completed the implementation of the quality management system in the first quarter of 2009.

VisualECG™: We believe that VisualECG™ is eligible for 510(k) premarket notification clearance procedure as a Class II device.  This belief is supported by specific sections of 21 Code of Federal Regulations Part 870, identifying programmable diagnostic computers (21 CFR 870.1425), electrocardiographs (21 CFR 870.2340), vectorcardiographs (21 CFR 870.2400), and electrocardiographic monitoring devices (21 CFR 870.1425), as Class II devices.

Commercialization Efforts

QTinno™:  Our ability to launch QTinno™ as expected will depend on the successful completion of our external validation studies, successful outcomes to these validation studies, acceptance of this product by the pharmaceutical and the clinical research organization community, our ability to put in place a successful sales and marketing infrastructure, and market acceptance by our targeted customers.  How quickly we can commercialize QTinno™ will also depend on the FDA's recognition of QTinno™ as a viable tool in the cardiac safety research process of drug development, and the time for QTinno™  to comply with electronic data submission requirements under 21 Code of Federal Regulations Part 11.  If actual results differ from our current expectations, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

VisualECG™:  How quickly we can commercialize VisualECG™ depends on our current internal efforts and our evaluation of the results as they impact near term development of the product. It will also depend on whether or not we can successfully initiate and execute future clinical trials that validate the device and whether or not the FDA agrees with our assessment that the device is eligible for 510(k) clearance as a Class II device and, therefore, does not require the more lengthy and expensive pre-market approval.

Comparison of Results of Operations for the Three and Nine Months Ended September 30 2008 to September 30, 2007

Selected results of operations for the quarters and nine months ended September 30, 2008 and September 30, 2007 were as follows:

Financial Condition and Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating expenses:
Selling, general and administrative	$1,819,147	$268,838	$3,725,364	$743,127
Depreciation	5,451	19	11,997	19
Research and development	673,689	9,925	1,280,326	52,184
Total operating expenses	2,498,287	278,782	5,017,687	795,330

Net loss from operations	(2,498,287)	(278,782)	(5,017,687)	(795,330)

Other income (expense)
Gain (loss) on change in fair value of warrant liability	10,026,131	-	(16,850,328)	-
Interest, net	25,477	(4,204)	127,815	(7,400)

Net income (loss) before income taxes	7,553,321	(282,986)	(21,740,200)	(802,730)

Provision for income taxes	-	-	-	-

Net income (loss)	7,553,321	(282,986)	(21,740,200)	(802,730)

Preferred stock dividend	(202,557)	-	(621,669)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$7,350,764	$(282,986)	$(22,361,869)	$(802,730)

Quarter ended September 30, 2008 and 2007

Selected results of operations for the three months ended September 30, 2008 and September 30, 2007 were as follows:

We continue to operate in 2008 as a development stage company and, as such, we have limited capital and limited capital resources and no revenues. We do not expect to see any revenues until approximately the middle of 2009.

As of September 30, 2008, we have $3.3 million in cash and short term investment, the balance remaining from the financing we completed in December 2007.

We spent limited resources in the third quarter of 2007. In the third quarter of 2008, net cash used in operating activities totaled $1.0 million.

Selling, general and administrative expenses grew 557% to $1,819,000 for the quarter ended September 30, 2008, an increase of $1,550,000 from $269,000 in 2007.  The increase is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation totaled $876,000 in the quarter ended September 30, 2008, up $754,000 from $122,000 a year ago. The balance of the spending is primarily for human resources, both employees and consultants, and related travel expenses. This includes services on the administrative side: corporate, finance/investor relations and business development, and in the quarter ended September 30, 2008 approximately $178,000 invested in the start of our commercialization efforts.

            Research and development expenses grew 6,688% to $674,000 for the quarter ended September 30, 2008, an increase of $664,000 from $10,000 in 2007.  Stock based compensation totaled $189,000 in the quarter ended September 30, 2008, primarily stock option expense. There was none a year ago. A year ago very limited funds were available to spend on research and clinical trial efforts, and total spending was $10,000. For the quarter ended September 30, 2008, we are well into the process of validating our first product to market, QTinno™.  Expenses also include the addition of our Chief Medical Officer.  Total research and development spending was $485,000 in the quarter ended September 30, 2008, primarily human resource related, for both employees and consultants.

Our equity compensation agreements with non-employees are under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS 123."   We compensate non-employee consultants for services using equity or cash or a combination of both. Further, stock options are an element of employee compensation.  Total stock based compensation as discussed above is expected to have a material effect on our results of operations during the next 12 months. On the administrative side, we use stock and stock option grants for consultants primarily in support of our investor relation programs providing public market information.  On the research side, we use consultants for both the technical development of our products and also for support of our clinical development process.

The gain (loss) on change in the fair value of our warrant liability relates to the accounting for the warrants issued in the December 2007 financing.  We marked the value of these warrants to market on September 30, 2008 and, based on the September 30, 2008 market price of our common stock compared to June 30, 2008, the value and, thus, warrant liability decreased substantially. The warrant liability at September 30, 2008 is $21.7 million and quarterly gain related to this warrant liability is $10.0 million. Interest income of $25,000 (compared to almost none in 2007) is primarily related to income on the short term investment.   The dividend on preferred stock of $203,000 is the 10% dividend on the average outstanding balance of preferred stock payable for the three months ended September 30, 2008.

Nine months ended September 30, 2008 and 2007

Selected results of operations for the nine months ended September 30, 2008 and September 30, 2007 were as follows:

Selling, general and administrative expenses grew 401% to $3,725,000 for the nine months ended September 30, 2008, an increase of $2,982,000 from $743,000 in 2007.  The increase is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation in 2008 is primarily the expense related to the vesting portion of stock options, totaling $1,483,000. We began our business development activities in the second quarter of 2007, funded largely through the issuance and sale of our common stock valued at $454,000. There was an additional $107,000 in stock based compensation from the valuation of the vested portion of stock options during the first nine months of 2007. Spending increased to $2,242,000 for the nine months ended September 30, 2008, up from $182,000 in 2007. These costs are primarily for professional services and related expenses for senior level employees and consultants on the administrative side, including initial business development activities, and in the nine months ended September 30, 2008 approximately $178,000 invested in the start of our commercialization efforts.

Research and development expenses grew 2,353% to $1,280,000 for the nine months ended September 30, 2008, an increase of $1,228,000 from $52,000 in 2007.  Stock based compensation totaled $438,000 in the nine months ended September 30, 2008, primarily stock option expense. There was none a year ago. Total research and development spending was $842,000 for the nine months ended September 30, 2008, primarily human resource related, both employees and consultants and their associated travel expenses. A year ago very limited funds were available to spend on research and clinical trial efforts, and total spending for the nine months ended September 30, 2007 was $52,000.

Expenses for the nine months ended June 30, 2008 related to the warrant liability, valued at $21.7 million as of September 30, 2008, is $16.9 million.  Interest income of $128,000 in the first nine months of 2008, compared to almost none in 2007, is primarily related to income on the short term investment. The dividend on preferred stock of $622,000 is the 10% dividend on the average outstanding balance of the preferred stock payable since the preferred stock was issued, at approximately the first of the year 2008, through September 30, 2008.

Liquidity and Capital Resources

We have incurred a net loss of $26.0 million from our inception in September 2004 through September 30, 2008, largely non-cash in nature (stock based compensation and the warrant liability).  Net cash used in operations from our inception through September 30, 2008 was $4.3 million.

            As of September 30, 2008, we had working capital of approximately $2.3 million.  We believe that we will continue to incur net losses and negative cash flow from operating activities into 2009. We have met our cash requirements to date through the private placement of common stock, the exercise of stock options, the private placement of preferred stock and the issuance of convertible notes.  We have raised a net amount of approximately $7,700,000 since inception, most of which was raised in our December 2007 private placement.  We believe the money raised in our December 2007 private placement will fund our operations and business plan into the first quarter of 2009, not into the second quarter of 2009 as previously estimated, and certainly not until we are cash flow positive.  This change is a result of an increase in our payroll, which has increased based on our revised assessment of our progress towards commercialization of QTinno™ and our need to accelerate the hiring of personnel in both our development and sales infrastructure in order to achieve our goals.

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

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Compensation” which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

Accounting for and Classifying Series A Preferred Stock

We may be required to redeem shares of our Series A preferred stock for cash in an amount equal to the stated value of the shares of Series A preferred stock, plus accrued and unpaid dividends, upon the occurrence of certain events. As the Series A preferred stock redemption requirement may be triggered by events that are outside of our control, in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities, we recorded the fair value of the Series A preferred stock outside of common stockholders’ equity in the consolidated balance sheet.

Accounting for and Classifying Warrants

The warrants we issued to the investors in the December 2007 private placement contain a “fundamental transaction” clause that, if, while the warrants are outstanding, we effect a merger or consolidation, or similar transactions as defined in the warrants, the warrant holders can demand net cash settlement. As the warrants contain a provision that could require cash settlement, pursuant to  EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4.8 million and reduced the value of the shares of Series A preferred stock subject to redemption. Subsequent to the initial issuance date, we are required to adjust, and have been adjusting, the warrants to fair value through current period operations.

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

●
As of the date of the third quarter 2008 financial statements, we believe an event that would create an obligation to settle the warrants in cash or other current assets is remote and have classified the obligation as a long term liability.

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

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3. See Note 7 to the unaudited condensed consolidated financial statements at September 30, 2008 for further information about our financial assets and liabilities that is accounted for at fair value.

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

Short-term Investment.  Short term investment primarily consists of certificate of deposits where the market price was readily available and there was no change in fair valuing them at September 30, 2008.

            Derivative Contracts. Derivative contracts are comprised of warrants issued to investors in connection with the placement of equity instruments in December 2007.  As the contracts contain a provision that could require cash settlement, pursuant to  EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4.8 million and a reduction to shares subject to redemption. For the three month and nine month periods ended September 30, 2008, we recorded an unrealized gain (loss) on change in fair value of warrant liability of $10.0 million and ($16.9) million, respectively. While the change in the value of the derivative contract impacted both our liabilities and results of operations, the change did not impact our liquidity. We did not recognize any realized losses or gains in connection with financial assets or liabilities measured at fair values.

The fair value of the derivative contracts at September 30, 2008 was modeled  using the Black-Scholes Option Pricing Model with the following assumptions:  Dividend yield: -0-%, volatility: 121.06%; risk free rate: 3.37% to 3.64%.

Since we are newly established and have a limited operating history and external price data is extremely limited, the valuation of the derivative instruments required more judgment in the implementation of the valuation technique applied due to the reduced observability of inputs. Derivative contracts , for which observability of external price data is extremely limited, are valued based on an evaluation of the market for similar positions as indicated by industry competitors market activity (for example, assumed volatility of underlying shares of the common stock underlying the derivative) . Each position is evaluated independently taking into consideration the underlying collateral performance and pricing and liquidity. While these factors may be supported by historical and actual external observations, the determination of their value as it relates to specific positions nevertheless requires significant judgment. For example, if assumed projected volatility of our shares of common stock underlying the derivate contract were to increase from the assumed 121.06%, the value of the derivative contract would increase, resulting in an increase in liabilities and a corresponding decrease in earnings. The derivative instruments are valued based on data from comparable equity instruments tend to be of limited observability. These instruments involve significant unobservable inputs and are categorized in Level 3 of the fair value hierarchy.

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

Reclassifications of Derivative Contracts.

There were no reclassifications of derivative contracts from Levels 1 or 2 to Level 3 during the period ended September 30, 2008.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Amendment No. 2 on Form 10-K/A for the year ended December 31, 2007 and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.   Until we are able to generate sufficient liquidity from operations, if we are not able to raise sufficient additional capital, it could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  This evaluation identified a deficiency in our disclosure controls and procedures.  As a result of a comment received from the Accounting Staff of the Division of Corporate Finance of the SEC in its review of our financial statements for the fiscal year ended December 31, 2007 and the quarter ended March 31, 2008, contained in our Form S-1, we determined that an error was made in the accounting of the Series A Stock.  We had recorded the Series A Stock as a liability as of December 27, 2007, the date it was issued, instead of as outside of shareholders’ equity.   Due to the significance of this error, we have restated our financial statements for the year ended December 31, 2007 and the quarter ended March 31, 2008.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K/A (No. 2) for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended September 30, 2008, we have issued the following securities that were not registered under the Securities Act of 1933, as amended:

In July 2008, we issued 64,903 shares of our common stock, valued at $205,000, to the accredited investors in our December 2007 private placements as a dividend payment due to them on their shares of Series A preferred stock in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act relative to sales by an issuer not involving a public offering.

Item 6.	Exhibits.

10.28
Employment Agreement dated August 18, 2008 between NewCardio, Inc. and Vincent W. Renz, Jr. (Incorporated herein by reference to Exhibit No. 10.29 of NewCardio, Inc.’s Current Report on Form 8-K filed on August 21, 2008.)

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

NEWCARDIO, INC.

Date: October 31, 2008	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer