Form 10-K
period 2008-12-31
NewCardio, Inc.
filed 2009-03-27
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2008.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 333-149166

NEWCARDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1826789
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2350 Mission College Blvd., Suite 1175, Santa Clara CA 95054
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 516-5000

Branislav Vajdic
Chief Executive Officer
NewCardio, Inc.
2350 Mission College Boulevard, Suite 1175
Santa Clara, California 95054
(408) 516-5000
 (Name, address and telephone number of agent for service)

Copies of all communications to:
Marc Ross, Esq.
Andrew Smith, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, New York 10006
Phone: (212) 930-9700
Fax: (212) 930-9725

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock: NONE

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). ☐Yes ☒ No

 At December 31, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:  $24,025,587

At June 30, 2008 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: $41,112,534

The number of shares of the registrant’s common stock outstanding as of March 16, 2009 was 23,764,779.

TABLE OF CONTENTS

PART I		4
Item 1.	Business	4
Item1A.	Risk Factors	15
Item1B.	Unresolved Staff Comments	21
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II		23
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item9A.	Controls and Procedures	32
Item9B.	Other Information	33
		33
PART III
Item10.	Directors, Executive Officers and Corporate Governance	34
Item11.	Executive Compensation	37
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item13.	Certain Relationships and Related Transactions and Director Independence	43

PART IV
Item14.	Principal Accountant Fees and Services	44
Item15.	Exhibits, Financial Statement Schedules	45

SIGNATURES		48
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.  Business.

Business Development

NewCardio, Inc., a Delaware corporation (“NewCardio”), through its wholly-owned subsidiary, NewCardio Technologies, Inc., a Delaware corporation (“NewCardio Technologies”), is a development-stage cardiac diagnostic company focused on the research, development and commercialization of products and services for the non-invasive diagnosis and monitoring of cardiovascular disease (“CVD”), as well as the cardiac safety assessment of new drugs under development.  We are currently focused on the development of a proprietary platform technology for our products, which we believe will improve the diagnostic accuracy and value of the standard 12-lead electrocardiogram (“ECG").  Our 3-D ECG platform is designed to reduce the time and expense involved in assessing cardiac status, while increasing the ability to diagnose clinically significant conditions which were previously difficult or impossible to detect, using currently available electrocardiographic techniques.  We expect a key application of our technology to be the assessment of cardiac safety for new drugs under development.

 NewCardio was incorporated in the State of Delaware on September 2, 2003, under the name EP Floors, Inc. (“EP Floors”).  NewCardio Technologies was incorporated in the State of Delaware on September 7, 2004 under the name NewCardio, Inc.  On November 16, 2006, in connection with the sale of substantially all of the shares of common stock, EP Floors ceased operations and became a shell corporation.  On November 20, 2006, EP Floor’s corporate name was changed to Marine Park Holdings, Inc. (“Marine Park”).  From November 16, 2006 through December 27, 2007, Marine Park was a shell company.  On December 27, 2007, Marine Park consummated a reverse merger by entering into a share exchange agreement with the stockholders of NewCardio Technologies (the “Share Exchange”), pursuant to which the stockholders of NewCardio Technologies exchanged all of the issued and outstanding capital stock of NewCardio Technologies for 18,682,537 shares of common stock of Marine Park, representing 92% of Marine Park’s outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of Marine Park held by certain stockholders of Marine Park made concurrently with the share exchange.  As of December 27, 2007, Marine Park’s officers and directors resigned their positions and Marine Park changed its business to NewCardio Technologies’ business.  As a result, the historical discussion and financial statements for periods prior to December 28, 2007, included in this Annual Report on Form 10-K are those of NewCardio Technologies.  On January 17, 2008, Marine Park’s corporate name was changed to NewCardio, Inc. and NewCardio’s corporate name was changed to NewCardio Technologies, resulting in the current corporate structure in which NewCardio, Inc. is the parent corporation, and NewCardio Technologies, Inc. is its wholly-owned subsidiary.

General

            NewCardio, as a developer of cardiovascular diagnostic technologies focused specifically on the ECG, initially intends to compete in two large segments of the CVD diagnostic market: (1) cardiac safety services for drug development, and (2) CVD diagnostics.

The 12-lead electrocardiograph, ECG, is cardiology’s most frequently used screening and diagnostic tool, primarily due to the fact that it is a non-invasive, inexpensive, and highly versatile test which provides immediate availability for diagnosing arrhythmia, heart muscle diseases, or increased susceptibility to sudden cardiac arrest.  Our opportunity in the CVD diagnostic test market is based on our proprietary 3D platform technology ability to provide significantly enhanced diagnostic information which allows for faster, more accurate and less expensive assessment of cardiac status, and difficult to diagnose conditions, without changing any of the established ECG practices.

According to our current market estimates, there are more than 250 million ECGs taken annually in the developed countries of the world, be it in drug development, emergency rooms, ambulatory monitoring, hospitals, office visits, stress tests, etc.    Our opportunities in this market are twofold; the first being our ability to add value to the current use of ECG as a diagnostic tool based on our ability to provide more accurate and timely diagnosis than is available today. The second is our ability to advance the use of the ECG as a diagnostic tool in replacing much more costly, and sometimes risky, diagnostic tests with a more cost effective and accurate procedure. We believe this could increase the number of ECGs performed annually.

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

Such increased risk could go undetected during drug development. Clinical trials generally involve at most 10,000 patients, but drug-induced arrhythmia is usually a rare event, typically 1 in 100,000 patients or less. Similarly, drug-induced increases in MI and stroke are subtle and usually not appreciated from clinical trial data. Thus, cardiac toxicities of drugs in many cases become apparent only after a drug is marketed to millions of users.

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

As a consequence of these developments, drug sponsors are devoting an increasing amount of time and resources to cardiac safety issues. Currently, about 2000 new drugs (referred to herein as “New Chemical Entities” or “NCE”) are being studied as discussed forth at http://newmeds.phrma.org/. Each NCE that reaches market will typically need 15,000 - 50,000 ECGs, and if the product is intended for treatment of a cardiovascular disease, possibly as many as 100,000 ECGs or more for analysis of cardiac safety. Indeed, depending upon the NCE, a single TQTS may require 20,000 ECGs or more. What is needed is a reliable, accurate, precise and fully automated method of measuring drug effects on QT intervals and other ECG indicators of cardiac risk.

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

While advanced CVD diagnostic testing (such as cardiac magnetic resonance imaging and multi-detector computed tomography) have important roles, they are not suited for initial screening of patients with suspected cardiac disease, and there remains an unmet need for better CVD diagnostic screening tools. NewCardio intends to provide such tools, targeted primarily to two sub-segments of the CVD diagnostic market:

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

QTinnoTM

QTinnoTM is a novel fully automated software tool suite that we believe provides fast, accurate and precise QT interval data from a broad range of ECGs.  QTinnoTM is intended for use by drug development companies, ECG core laboratories and Clinical Research Organizations (“CROs”) as a replacement for manual/human ECG readers.  QTinnoTM will measure QT and other relevant intervals from ECG computer files.  It will annotate digital ECG files and calculate numerical results.

QTinnoTM can be installed and used on any Windows-based personal computer.  It does not require a dedicated computer and no special hardware is required to operate the software.  In addition, there is no requirement for any new or unique procedures for capturing ECGs, as our customers will continue to use their current ECG hardware and processes to obtain standard ECG recordings.  They will simply extract the digital files of these ECG recordings in order to import into the QTinnoTM software.  QTinnoTM will receive the ECG input signal via any standard means of transporting a digital computer file, such as a CD/DVD, USB drive or a network.

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

VisualECGTM

VisualECGTM is a set of algorithms and tools that provide a comprehensive method to assess cardiac electrical activity in time and space. VisualECGTM extracts additional information from standard 12-lead ECG signals and uses it to generate a 3-D representation of cardiac electrical activity as a function of time. To further enhance understanding and interpretation, the program superimposes the diagnostically relevant electrical information on an intuitive, revolving 3-D anatomic model of the heart. VisualECGTM also includes algorithms for real-time vectorial analysis and normalization tools to ensure accurate representation of all heart regions. We believe that this enables VisualECGTM to assess potentially fatal diseases and conditions, including acute coronary syndrome, with far greater accuracy than possible by standard ECG.

Importantly, VisualECGTM requires no change in standard ECG practice. The ECG is obtained exactly as it is now, with the electrodes placed in the same locations and no need for additional electrodes. Moreover, VisualECGTM provides the 12-lead display along with its novel 3-D analytical presentations, to allow correlations between displays and provide reassurance that no information has been lost. We believe this will be highly important in promoting acceptance of VisualECGTM by the medical community.

VisualECG™ is in development and not available for sale in the US.

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

QTinnoTM - Completed External Studies

QTinnoTM performance in drug-induced QT prolongation. This was a re-analysis with QTinnoTM of 1963 ECGs from patients treated with a QT prolonging drug. As was the case in our internal studies, results obtained with QTinnoTM closely matched that of careful manual reads by cardiologists, yet did so in a fully automated and highly precise manner.  No material negative results were found.  The results from this study have been accepted for presentation at the 58th Annual Scientific Sessions of the American College of Cardiology, March 28-31, 2009, and for publication in the Journal of Electrocardiology in 2009.  We also concluded our formal external validation with two additional studies totaling approximately 9,500 ECGs with results in line with the first external study. We expect to present additional study results at the International Society of Computerized Electrocardiology during their annual scientific conference in April 2009 and plan further peer reviewed publications.

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

The study showed that the standard ECG in these patients was diagnostic of acute ischemia for about 66% of patients, whereas the VisualECGTM was diagnostic in about 84% of patients.  No material negative results were found.

VisualECGTM - Planned External Studies

VisualECGTM Markers of Ischemia in Emergency Department Patients with Chest Pain. In 2008, we completed patient enrollment and data collection in an internal study of about 550 patients presenting to the University of Kansas Emergency Department with chest pain from various causes.   During 2009, we will be using this database to develop a suite of novel markers capable of identifying acute cardiac syndromes with a high degree of sensitivity, specificity and diagnostic predictive value.  In the second half of 2009, we intend to initiate a study in about 600 patients presenting to two different Boston-area Emergency Departments with chest pain.  In this latter study, we intend to test the novel ischemia markers developed in the University of Kansas study, to determine how their use enhances sensitivity, specificity and predictive values beyond that obtained with the standard 12-lead ECG.  We expect to complete top-level data analysis of this study for purposes of filing for 510(k) clearance of this product in 2010.

Marketing and Sales

QTinnoTM

We intend to market QTinnoTM as a fully automated software tool that provides:

●
diagnostic speed, requiring only about several hours to process a typical Thorough QT study, orders of magnitude, substantially faster and less labor-intensive than the current gold standard manual read;

●	diagnostic accuracy and precision in assessing drug induced QT prolongation, with results comparable to the current gold standard manual read but with substantially less variance; and

●	cost savings by substantially reducing amount of human labor and time required to conduct Thorough QT studies and other drug cardiac safety studies.

Our initial target customers will be CROs, pharmaceutical sponsors and core ECG central labs.

We have hired an experienced team to drive the commercialization of the 3-D platform technology, focusing initially on QTinno™, and its application in solving the challenges of accuracy, reproducibility and cost in TQT Cardiac Safety studies. The team has a background in IT services, client services and product management in the cardiac safety industry and is focusing on ensuring organizational readiness in the marketing, sale, delivery and support of QTinno™ for use in TQT studies. We are building a sales network and have started interacting with potential customers that we believe will lead to achieving our first milestone – our first customer, first study, and first revenues in the second half of 2009.

We intend to use traditional and advanced methods to enter the market, supporting both a direct and indirect sales effort with an integrated marketing plan to raise product and service awareness to assist in generating sales leads.

Research and Development

We plan to focus our short and medium term development efforts on solutions for Cardiac Safety and Efficacy, Urgent Care and Chronic Care markets. In the longer term we will pursue other key markets by researching ways to apply our 3-D ECG modeling and interpretation technology to key cardiovascular conditions and disease.

Cardiac Safety: The first commercial version of our QTinno™ Solution is focused on addressing Thorough QT (TQT) and Phase 1 studies. The solution is expected to be delivered as Software as a Service (SaaS) in order to minimize implementation/validation timelines at our customer’s end. We are focused on a aggressive release strategy that will include enhancement, maintenance and upgrade releases. Such releases will address customers’ needs for full database functionality and for scalable architectures.  Ease of integration into customers’ internal infrastructures will be among key benefits of our future solution. The second version of the QTinno™ solution will also enhance the functionality required to support Late Phase/Routine Drug Safety Studies.

Urgent Care: We believe we have internally made significant progress in achieving increased performance of the VisualECG™ System in detecting acute myocardial ischemia through the analysis and review of the results obtained in our completed validation studies. The Solution will enable emergency room physicians to obtain superior diagnostic value when compared with the standard 12-lead ECG. Our 2009 development efforts are focused on performance, initiating a clinical trial that could serve as the foundation for a FDA 510(k) submission of VisualECG™ in 2010.

Chronic Care: While solution releases for this market are not planned during 2009, we are assessing the health care benefits and the role the wireless monitoring capabilities of our CardioBipTM Solution could offer to patients and their physicians. We believe that our solution for this market best represents the capabilities of NewCardio’s Unified 3-D Platform. CardioBipTM specifications include an efficient chronic-care patient monitoring solution, integrating the accuracy of fiducial point measurements from QTinnoTM with the condition detection performance of VisualECGTM biomarkers.

Competition

            We have many competitors for all three of our main product lines. The largest of these competitors, GE Healthcare, Phillips Medical Systems, CardioNet, Mortara, and Welch-Allyn, have significant competitive advantages in ECG diagnostics and currently control a combined 90+% of the US market. Market advantages of these larger providers include widespread adoption by hospitals of complete ECG recording, transmission, and data storage systems, of which ECG analysis software is an integral part. This vertical integration makes it difficult for smaller providers of ECG analysis software to gain market share. However, we believe our 3-D approach and novel analytical algorithms offer substantial competitive advantages over the analysis programs of larger ECG service providers, including increases in diagnostic sensitivity, specificity and predictive value for acute coronary syndromes (heart attacks and related conditions), and increased accuracy, precision, and full automation in obtaining data on QT interval effects of drugs, which the FDA requires from all drug developers

Intellectual Property

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
International Application now being examined in the US, China, Japan, Korea and the European Union (EU)
First EU Patent Office Action 12/07: All 33 claims allowable
EU Certificate of Patent Grant issued 2/08
EU Patent expires 08/2024

PCT/ US2005/ 001239 1/16/ 05	Visual 3-D presentation of ECG data (VisualECGTM, QTinnoTM)	International Application now being examined in the China, Japan, Korea and the European Union (EU)
US 11/ 036,930 16 Jan 04	Visual 3-D presentation of ECG data (VisualECGTM, QTinnoTM)

US Patent Application covering same subject matter as
PCT/US2005/001239 International Application
US Patent No. 7,266,408 issued 4 Sept 2007
US Patent Expires 01/2025
Application for grant of additional claims (Divisional US Patent Application)  filed 31 August 2007

PCT/ US2008/ 009308 31 Jul 08	Quantitative assessment of cardiac electrical events (QTinnoTM)	Priority to US Provisional Application filed 1 Aug 07 No Patent Office Actions yet received
US 12/ 184,068 31 Jul 08	Device and methods for evaluating cardiac electrical events (QTinnoTM)	Priority to US Provisional Application filed 1 Aug 07 No Patent Office Actions yet received
US Patent Application	Systems and methods for accurate detection of fiducial points (QTinno TM )	In preparation

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

Government Regulation

Our solutions include software, and potentially hardware, which will be used in clinical settings including drug development and patient diagnosis and, thus, are subject to regulation by the FDA and other regulatory agencies. FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with medical devices:

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

            Government regulation of QTinnoTM for drug safety applications. The evaluation of ECGs from clinical trials for drug development are conducted under an Investigational New Drug or New Drug Application. As such, they are governed by The Food Drug and Cosmetic Act and regulations promulgated there under, primarily those set forth in Chapter 21 of the Code of Federal Regulations (21 CFR). Although no specific regulations govern use of electrocardiographic analytical tools in drug trials, QTinno must, nevertheless, be compliant with substantial portions of 21 CFR, particularly 21 CFR Part 11 regulating collection and submission of electronic data to the FDA.

 In addition, key personnel at the FDA must be intimately familiar with QTinno™ performance and regard it as reliable before drug sponsors will accept it for use with trial validation. In this regard, we recently joined the Cardiac Safety Research Consortium (“CSRC”), a broad-based collaboration of medical product safety experts from academia, industry, and the FDA. It was formed in 2005 in response to the Critical Path Initiative, the FDA’s effort to modernize the drug development process. The CSRC’s primary goal is to facilitate development of new tools to improve cardiac safety assessment of medical products, especially tools to quantify arrhythmia (abnormal heart beat) risk of new drugs in development. With the FDA, the CSRC established a centralized ECG warehouse of ECGs obtained from drug clinical research studies. We intend to be an active participant in CSRC efforts, by providing expertise and technology as needed, and by conducting targeted research and development projects, as such projects are reviewed and approved by the CSRC’s Scientific Oversight Committee.

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

Employees

            As of December 31, 2008 we had 10 full-time employees and no part-time employees.  Additionally, we have approximately 16 consultants who perform various specialized services for us.  We have nine consultants in Belgrade, Serbia, who perform research and development for us.  We have approximately six consultants who perform clinical and regulatory support and compliance for us.  We have one consultant who advises us on sales and marketing and the commercialization of our products.  We also engage consultants for investor relations, accounting and legal services.

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

            We are a development stage company and have incurred losses since we were formed. We have incurred operating losses of $9,324,465 during the year ended December 31, 2008 and incurred cumulative losses since our inception on September 7, 2004 through, December 31, 2008 of $12,570,239. While we have initiated the commercialization of our first product, QTinno™, we have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2008 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.

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

If in the future, until we are capable of generating sufficient revenues from operations and our capital resources are sufficient to meet future requirements, we may have to raise funds to continue the development, commercialization, marketing and sale of our products.

 We cannot be certain that funding will be available on acceptable terms, or at all. In these current economic times, equity is not as readily available for pre-revenue public companies as it may have been in the past. Valuations are also under pressure. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution. The debt markets are most likely closed to us. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. If we are unable to raise additional capital if required or on acceptable terms, we may have to significantly delay, scale back or discontinue the development and/or commercialization of one or more of our products, obtain funds by entering into agreements on unattractive terms or restrict or cease our operations and go out of business.

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

Since each payor makes its own decision as to whether to establish a policy to reimburse for a test, seeking these approvals is a time-consuming and costly process, we cannot be certain that coverage will be provided by any third-party payors, in which event we may be unable to generate significant revenue or become profitable.

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

 The regulatory process, which includes clinical validation of many of our products to establish their safety and effectiveness, can take many years and require the expenditure of substantial financial and other resources. Data obtained from clinical validation activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review.  Delays in obtaining such clearances or approvals could adversely affect our marketing of products developed and our ability to generate commercial product revenues.

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

       In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cardiac problems. These advances require us continuously to develop new products and enhance existing products to keep pace with evolving standards of care. Our solutions could become obsolete unless we continually innovate and expand our product solutions to demonstrate recurrence and treatment benefit in patients treated with new therapies. If we are unable to demonstrate the applicability of our solutions to new treatments, then sales of our solutions could decline, which would reduce our revenues.

We are dependent upon key personnel and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could limit our ability to execute our growth strategy, resulting in lost sales and a slower rate of growth.

Our success is heavily dependent on the continued active participation of our current executive officers, including Branislav Vajdic. Loss of the services of Dr. Vajdic could have a material adverse effect upon our business, financial condition or results of operations. Dr. Vajdic currently does not any plans to retire or leave us in the near future. We maintain $2 million in key life insurance on Dr. Vajdic and nothing for any of our other executive officers or other personnel. The loss of any of our senior management could significantly impact our business until adequate replacements can be identified and put in place. In addition, as we grow we will need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure, which could delay the development, commercialization, marketing or sales of our products.  This delay may cause a delay in revenues and profitability that may require us to restrict or cease our operations and go out of business.

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

For the operating period since inception (September 7, 2004) through December 31, 2008, we have incurred a net cumulative loss of $18,522,037. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness or global recession, including the current environment, may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in a loss of a portion or all of your investment.

 Our research and development efforts may not result in commercially viable products which could result in a decline of our stock price and a loss of your investment.

Our technologies are in the development stage. Further research and development efforts will be required to develop these technologies and incorporate them in products that can be submitted for and obtain the regulatory approvals and/or compliance required to be commercially viable products. We may not succeed in developing commercially viable products from our technologies. If we are not successful in developing commercially viable products or, if such products become commercially obsolete, our ability to generate revenues from our technologies will be severely limited.  This could cause our stock price to decline and result in the loss of a portion or all of your investment.

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

As of December 31, 2008 there was outstanding 16,435 shares of Series ‘B’ Convertible Preferred Stock that is convertible into 16,435,000 shares of common stock, Series ‘A’ common stock warrants to purchase an aggregate of 5,200,000 shares of common stock at a price of $1.14 per share, other common stock warrants to purchase an aggregate of 3,600,000 shares of common stock at an average price of $0.61 per share, and 8,500,000 options to purchase common stock with a weighted average exercise price of $1.75 per share.  These, as well as those we may issue in the future, may result in shares of common stock being issued for consideration that is less than the trading price of our common stock at the time the shares are issued.  We may also issue shares of common stock in the future at a discount to the trading price of our common stock.  Any such below market issuances, or the potential for such issuances, could cause our stock price to decline.  Moreover, if investors holding a significant number of these shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock.

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

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

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

We are examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending December 31, 2008. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal executive offices are located at 2350 Mission College Boulevard, Suite 1175, Santa Clara, California, 95054, and consist of 2,000 square feet of space.  We entered into a 38-month lease for this facility, which commenced in March 2008, with an average cost of approximately $5,800 per month. We also lease approximately 900 square feet of space in Princeton New Jersey in a ‘suites’ environment.  This is a 6-month renewable lease effective October 1, 2008 at a cost of $5000 per month. In addition, we work with a research team in Belgrade and reimburse them for space at an approximate cost of $500 per month. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the OTCBB under the trading symbol "NWCI.OB."  Trading commenced in our stock on January 4, 2008.  The following table sets forth, for the period indicated, the range of the high and low sales prices of our common stock, as reported by the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	2008
	High	Low

1st Quarter (from January 4 - March 31)	$2.42	$1.20

2nd Quarter (from April 1 - June 30)	$3.89	$1.81

3rd Quarter (from July 1 - September 30)	$5.08	$1.81

4th Quarter (from October 1 - December 31)	$2.59	$0.70

There were approximately 85 holders of record of our common stock as of March 16, 2009.

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

Recent Transaction Involving Unregistered Securities

During the three-month period ended December 31, 2008, we have issued the following securities that were not registered under the Securities Act of 1933, as amended:

On December 1, 2008, we entered into an agreement to restructure, and closed the restructuring, of the going-forward terms of our December 27, 2007 financing.  In connection with the restructuring, there was an early exercise of warrants for $2.8 million for a new Series B Convertible Preferred Stock, an exchange of outstanding Series A 10% Convertible Preferred Stock along with a one-time final dividend of 22%, which represented both forth quarter dividends accrued and an inducement to the investors for early conversion of their stock.  They received the new Series B Convertible Preferred Stock and an exchange of certain outstanding warrants for the new Series B Convertible Preferred Stock, removal of all preferences associated with the 2007 transaction, including anti-dilution protection and rights impacting management decisions.

The Series B Convertible Preferred Stock is convertible into an aggregate of 16,435,000 shares of our common stock.  Holders of the non-voting Series B Convertible Preferred Stock are not entitled to receive dividends.   The December 1, 2008 transaction eliminated all outstanding Series ‘J’ and ‘J-A’ warrants.

In connection with the exercise of J warrants on December 1, 2008, we agreed to re-acquire 1,896 shares of Series B Preferred Stock, convertible into 1, 896,000 shares of our common stock for a sum of $744,280, net of unpaid transaction costs of $56,000 at the holder’s option for 30 days after March 2, 2009.  If the holder does not exercise this put option by April 1, 2009; the option expires.

 In October 2008, we issued 98,041 shares of our common stock, valued at $203,000, to the accredited investors in our December 2007 private placements as a dividend payment due to them on their shares of Series A preferred stock in a transaction exempt from registration under the Securities Act, in reliance on Section 4(2) and Rule 506 of Regulation D promulgated under the Securities Act relative to sales by an issuer not involving a public offering.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of this Form 10-K and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  If we are not able to generate sufficient liquidity from operations or raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

This MD&A should also be read in conjunction with the Item 1.A. “Risk Factors.”

Financial Condition and Results of Operations

	Year ended December 31,
		2007
	2008	Restated	Change	% change
Operating expenses:
Selling, general and administrative	$7,179,767	$1,729,901	$5,449,866	315%
Depreciation	18,614	594	18,020	3034%
Research and development	2,126,084	369,674	1,756,410	475%
Total operating expenses	9,324,465	2,100,169	7,224,296	344%

Net loss from operations	(9,324,465)	(2,100,169)	(7,224,296)	344%

Other income (expense)
Loss on change in fair value of warrant liability	(5,012,875)	-	(5,012,875)	0%
Interest	155,701	(1,084,972)	1,240,673	(114%)

Net loss before income taxes	(14,181,639)	(3,185,141)	(10,996,498)	345%

Provision for income taxes	-	-	-	0%

Net loss	(14,181,639)	(3,185,141)	(10,996,498)	345%

Preferred stock dividend	(754,328)	(2,817,710)	2,063,382	(73%)

Net loss attributable to common shareholders	$(14,935,967)	$(6,002,851)	$(8,933,116)	149%

Selected results of operations for the years ended December 31, 2008 and 2007 were as follows:

We continue to operate in 2008 and into 2009 as a development stage company and, as such, we have limited capital and limited capital resources and no revenues.

As of December 31, 2008, we have $4.5 million in cash and short term investment, the balance remaining from the financing we completed in December 2007 and recent exercise of $2.8 million in warrants related to this financing, of which $0.8 million of these monies are subject to a put option expiring April 1, 2009.

In 2007, we spent $1.1 million in operating activities. In 2008, we spent $4.7 million in operating activities, with approximately $1.7 million during the fourth quarter as we added our commercialization team. We expect to bring our first product, QTinno™, to market in the second half of 2009.

As a development stage company, we have limited capital and limited capital resources.  As we have not generated any revenues from operations from our inception, we have not been able to meet our needs for cash by generating cash.  Historically, as a private company, we relied on small, short-term convertible promissory notes and private placements of our securities to fund the development of our technology and products.  As a result of our December 27, 2007, private placement, which we completed shortly after our reverse merger with a public shell corporation, we raised $8.2 million plus an additional $2.8 million from the exercise of the J warrants on December 1, 2008, which we believe will sufficiently fund our operations and business plan into the second half of 2009. If we are not successful in generating sufficient liquidity from operations so as to become cash flow positive or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

Selling, general and administrative expenses grew 315% to $7,179,767 at December 31, 2008, an increase of $5,449,866 from $1,729,901 in 2007.  The primary components of the increase include:

1. We began building a commercialization team in mid-2008 and invested $0.6 million in 2008 in that effort.
2. The general and administrative payroll grew to $1.1 million from $0.6 million as we built out the Company’s infrastructure including the hiring of a Chief Financial Officer in January.
3. Professional fees, including accounting, legal and investor relations grew to $1.5 million in 2008 from$0.3 million in 2007 as we became a publicly traded company in 2008.
4. Stock-based compensation was based on the market value of our stock as a public company and increased to $2.2 million in 2008 from $0.6 million in 2007.
5. We incurred $1.5 million in financing costs related to the restructuring of the Preferred ‘A’ stock in December 2008. Approximately $1.4 million of this is non-cash.

Research and development expenses grew 475% to $2,126,084 at December 31, 2008, an increase of  $1,756,410 from $369,674 in 2007.  The primary components of the increase include:

1. We hired a Chief Technical Officer and Chief Medical Officer during the year.  Total payroll was $0.3million in 2008 and $0.0 in 2007.
2. Consulting efforts increased as we continued the validation of our first product, QTinno™ which is now entering the commercialization phase for the cardiac safety market.  We also continued to focus on the development of our second product, VisualECG™ which is targeted for the emergency room. Overall consulting expense in 2008 was $0.8 million up from approximately $0.3 million in 2007.
3. Stock based compensation increased to $0.9 million in 2008 from $0.1 million in 2007 due to the increase in focus on R&D and the public value for the shares in 2008.

We plan to increase development efforts for both QTinno™ and VisualECG™ in 2009, with the expectation of first revenues for QTinno™ in the second half of 2009.  We are currently (in 2009) completing the standard software development quality control systems, defined under 21CFR11 guidelines, for QTinno™.  We expect to initiate a clinical trial for VisualECG™ in the second half of 2009.

 We have historically relied principally on the services of consultants and part-time employees.  We currently have ten full-time employees and approximately 16 consultants providing technical and clinical support.  We anticipate that it may become desirable to add additional full- and or part-time employees to discharge certain critical functions during the next 12 months.  In order for us to attract and retain quality personnel, we anticipate we will have to hire employees and offer them competitive salaries.  This projected increase in personnel could impact the speed at which we spend our current cash reserves and our ability and timing in bringing products through the research and development and commercialization stages.  As we continue to expand, we will incur additional costs for personnel.

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

Interest income, net of $155,701 at December 31, 2008 is primarily a result of the investment interest income on the net proceeds of the $8.2 million private placement financing that closed December 2007.  The interest expense, net of $1,084,972 at December 31, 2007 is primarily related to costs associated with the 5% subordinated convertible notes that were either converted to common stock or re-paid at the time of the December 2007 private placement financing.

Loss on change in fair value of warrant liability is due to the warrants issued in the December 2007 financing. We marked the value of the warrants to market during 2008 and, at the current market price of our common stock, the value and, thus, warrant expense increased substantially from 2007. The warrant liability at December 31, 2008 is $0 as we eliminated the warrant liability in conjunction with the restructuring of the Preferred A stock and related warrants in December 2008. The $5,012,875 loss on change in fair value of the warrant liability is the non-cash adjustment recognized during 2008 up to the December 1, 2008 restructuring.

The preferred stock dividend in 2008 is the 10% dividend on the Preferred A shares that was earned prior to the restructuring and was paid in NewCardio common stock. In 2007 the Preferred stock dividend is a beneficial conversion feature of $2,817,710 that we attributed to the Preferred Stock based upon the difference between the effective conversion price of those shares and the fair value of our common shares on the date of issuance.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note 1 to our consolidated financial statements.

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

 Accounting for and Classifying Series A Stock

At December 31, 2007 until December 1, 2008 we may have been required to redeem the Series A shares for cash in an amount equal to the stated value of the Series A shares, plus accrued and unpaid dividends, upon the occurrence of certain events. As the Series A shares redemption requirement may be triggered by events that were outside of our control, in accordance with Emerging Issues Task Force Topic D-98, Classification and Measurement of Redeemable Securities, we recorded the fair value of the Series A shares outside of common shareholders’ equity in the consolidated balance sheet. On December 1, 2008 as a result of the restructure, the Series A Stock was entirely converted without triggering this event and the liability was eliminated.

Accounting for and Classifying Warrants

At December 31, 2007 until December 1, 2008, the warrants we issued to the investors in the December 2007 private placement contained a “fundamental transaction” clause that if, while the warrants are outstanding, we effect a merger or consolidation, or similar transactions as defined in the warrants, and the warrant holders could demand net cash settlement. As the warrants contain a provision that could require cash settlement, pursuant to  EITF 00-19,  “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,”  the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4,802,973 and reduced the value of the shares of Series A Stock subject to redemption. Subsequent to the initial issuance date, we are required to adjust, and have been adjusting, the warrants to fair value through current period operations. We made a final adjustment to fair value at December 1, 2008 when the warrants were exercised, settled or amended. The Series J and Series J-Warrants were exercised and converted on December 1, 2008 and the Series A Warrants were amended so that all warrants meet the EIFT 00-19 criteria for permanent equity and the liability has been eliminated.

In preparing our comparative financial statements, management made a number of assumptions in connection with the accounting and reporting the issuance of the warrants as non-current liabilities at December 31, 2007:

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

No event occurred prior to the conversion and settlement of the Series J and Series J-A Warrants that required the net cash settlement of the warrants; we did not reclassify the obligation to current liabilities, and on December 1, 2008 we made a final adjustment to fair value for the liability and then reclassified the settled warrants to equity.

Financial Instruments Measured at Fair Value

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we considered the principal or most advantageous market in which we would transact and considered assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

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

Items recorded or measured at fair value on a recurring basis in our accompanying financial statements consisted of the following items as of December 31, 2008:

	Total	Quoted prices in active markets for identical instruments Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Short term investment	$2,143,457	$2,143,457	$-	$-
Total	$2,143,457	$2,143,457	$-	$-

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

The fair value of the assets, short term investments, at December 31, 2008 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at December 31, 2008.

Liquidity and Capital Resources

As a development stage company, we have limited capital and limited capital resources.  We have incurred a net loss of $18.5 million from our inception in September 2004 through December 31, 2008 of which $5.9 million represents cash used in operating activities.

As of December 31, 2008, we had working capital of approximately $3.0 million. We believe that we will continue to incur net losses and negative cash flow from operating activities into 2009. We have met our cash requirements to date through the private placement of common stock, the exercise of stock options, the private placement of preferred stock and the issuance of convertible notes.  We have raised a net amount of approximately $10 million since inception, most of which was raised in our December 2007 private placement and related 2008 warrant exercises.  We believe the working capital will sufficiently fund our operations and business plan into the second half of 2009. We believe that we will continue to incur net losses and negative cash flows from operating activities beyond 2009.

Until we are able to generate sufficient liquidity from operations, we intend to continue to fund operations from cash on-hand and through private placements of our securities. Our continued operations will depend on whether we are able to generate sufficient liquidity from operations and/or raise additional capital through such sources as equity and debt financings, collaborative and licensing agreements and strategic alliances. There can be no assurance that additional capital will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. We currently have no commitments for any additional capital.

We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions as well as those specific to our industry.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required within the next 12 months in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for 12 months or more. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

 We will still need additional investments in order to continue operations to cash flow break even but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Our registered independent certified public accountants have stated in their report dated March 27, 2009, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

We had an outstanding promissory note to a former member of our Board of Directors in the principal amount of $10,316 that was paid in January 2009.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of NewCardio and NewCardio Technologies, including the notes thereto, together with the report thereon of RBSM LLP is presented beginning at page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 Previous independent registered public accounting firm

On January 4, 2008 (the “Dismissal Date”), Marine Park (or the “Company”) advised Li & Company, P.C. (the “Former Auditor”) that it was dismissed as the Company’s independent registered public accounting firm. The decision to dismiss the Former Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 4, 2008. Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s financial statements for the year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle .

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2008. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2008, our disclosure controls and procedures were effective.

 Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2008 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008, based on criteria in Internal Control – Integrated Framework issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Item 9B.  Other Information.

Not applicable

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 16, 2009.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Individual	Age	Position with company and subsidiaries	Director or officer since
Branislav Vajdic, Ph.D.*	55	Chief Executive Officer and Director	2004
Vincent W. Renz, Jr.	52	President and Chief Operating Officer	2008
Mark W. Kroll, Ph.D., FACC, FHRS	56	Chairman of the Board of Directors	2008
Robert N. Blair, M. Inst. P.*	66	Director	2006
James A. Heisch	65	Director	2008
Jess Jones, M.D.	30	Director	2008
Patrick Maguire, M.D., Ph.D.	56	Director	2008
Richard D. Brounstein	59	Executive Vice President, Chief Financial Officer and Secretary	2008

* Has been an officer or director of NewCardio Technologies, prior to the December 2007 reverse merger with Marine Park Holdings, Inc.

Branislav Vajdic, Ph.D. - Chief Executive Officer and Director.  Dr. Vajdic is the founding stockholder of NewCardio Technologies.  He served as President and Chief Executive Officer of NewCardio Technologies from October 2006, until August 18, 2008, when he relinquished the title of President.  Prior to October 2006, Dr. Vajdic was employed for 22 years at Intel. At Intel he held various senior product development management positions. At Intel, he directed Pentium microprocessor and flash memory development teams, and was the inventor on several key flash memory design patents held by Intel. He holds a Ph.D. in electrical engineering from the University of Minnesota.

Vincent W. Renz, Jr. – President and Chief Operating Officer since August 18, 2008. From October 2007 through mid-August 2008, Mr. Renz was the Chief Operating Officer at ClinPhone, a United Kingdom-based clinical trial technology company recently acquired by Parexel.  From May 1997 through February 2007 Mr. Renz was the Executive Vice President and Chief Technology Officer at eResearch Technology, Inc., provider of technology-based products and services to the pharmaceutical, biotechnology and medical device industries.  Mr. Renz holds a M.B.A. in Management Information Systems from Indiana University and a B.B.A. in Information Systems from University of Notre Dame.

Mark W. Kroll, Ph.D., FACC, FHRS - Chairman of the Board of Directors.  Dr. Kroll became a member of our Board and Chairman of the Board of Directors on March 18, 2008.  Dr. Kroll is the named inventor on over 280 U.S. patents as well as numerous international patents and is the most prolific inventor of medical devices worldwide.  He is co-author of 4 books: Implantable Cardioverter Defibrillator Therapy, Cardiac Bioelectric Therapy, Conducted Electrical Weapons, and Electrical Injuries as well as numerous papers..  Dr. Kroll most recently served as the Senior Vice President and Chief Technology Officer for the Cardiac Rhythm Management division of St. Jude Medical Inc.  Prior to that, he served as Vice President of the Tachycardia Business division and in various senior executive roles within St. Jude from 1995 through his retirement in 2005. Dr. Kroll, has been named a Fellow of both the American College of Cardiology and the Heart Rhythm Society, and holds the positions of Distinguished Faculty at the UCLA Anderson School of Business Creativity and Innovation annual program, Adjunct Full Professor of Biomedical Engineering at California Polytechnic University-San Luis Obispo, California, and Adjunct Full Professor of Biomedical Engineering at the University of Minnesota. Dr. Kroll is also a director of Haemonetics Corporation and Taser International, Inc.

Robert N. Blair, Member of the Institute of Physics (M.Inst.P.) - Director.  Mr. Blair served as a member of the Board of Directors of NewCardio Technologies from its inception in September 2004 through August 2005 and again since July 2006.  He was appointed Chairman of the Board of Directors in July 2006.  Mr. Blair was Chairman of the Board of Directors until his successor Dr. Kroll, Ph.D. was appointed on March 18, 2008.  Mr. Blair has over 35 years of high technology business experience. Most recently, in 2007 he served as the Chairman and Chief Executive Officer of Mobi33, Inc., a private internet based advertising company that he co-founded in 2007. From 1999 through 2006 he was the Chairman and Chief Executive Officer of VivoMedical Inc., a private medical device company, which he also co-founded. He served as the Chief Executive Officer and director of Crosspoint Solutions Inc. from 1995 through 1996. Mr. Blair served as the Chief Executive Officer and director of LSI Logic Europe PLC from 1984 until 1989. Mr. Blair has degrees in Applied Physics from the Anglia Ruskin University in the United Kingdom and from The London Institute of Physics in the United Kingdom.

James A. Heisch – Director.  Mr. Heisch became a member of our Board of Directors on May 14, 2008.  Mr. Heisch has more than 40 years of senior level business experience including 17 years with Arthur Young & Company where he was an audit partner, and later as the Chief Financial Officer for technology companies including Atari, Businessland and Supermac Technology. Additionally, Mr. Heisch served five years with medical device company VidaMed, Inc., initially as CFO managing all financial and administrative functions in the United States and United Kingdom, and then as President and CEO responsible for worldwide operations. He later joined Worldtalk Corporation as CFO and later was promoted to President. Worldtalk was subsequently acquired by Tumbleweed Communications Corp. in 2000 and Mr. Heisch served as interim Chief Financial Officer during 2001.   During the past five years, Mr. Heisch has been a private investor and served on the Board of Directors of Tumbleweed Communications, Inc. from 2006 until it was acquired in 2008.

Jess Jones, M.D. – Director since December 1, 2008.  From 2006 to present Dr. Jones has worked with Vision Capital Advisors, LLC as the Director of Healthcare Investing, analyzing investment opportunities in the biotech, pharmaceutical, medical technology, and medical services fields, and assisted companies in the implementation of their business plans. From 2001 to 2007, Dr. Jones attended Columbia College of Physicians & Surgeons, where he received his medical degree in May 2007.  In 2005, while attending Columbia Medical School, Dr. Jones was awarded an American Heart Association –Medical Student Research Fellowship to study post-stroke inflammatory mediators in the Department of Neurosurgery. Additionally, Dr. Jones earned a BA degree from the University of Utah in 2001 and an MBA from Columbia Business School in May 2007.

Patrick Maguire, M.D., Ph.D. – Director.  Dr. Maguire became a member of our Board of Directors on March 18, 2008.  Dr. Maguire has served as Chief Executive Officer and President of CyberHeart Inc. since 2006.  He joined CyberHeart following the acquisition of the oncology assets of Targent Incorporated, where Dr. Maguire served as President, Chief Executive Officer and director since 2002.  Dr. Maguire oversaw the in-licensing of three compounds and the out-licensing of another, prior to the acquisition of the company.  Prior to joining Targent, Dr. Maguire was Vice President of Medical Affairs and Technology Development at VitaGen Incorporated, where he oversaw the preparation of IND’s, NDA’s, and IDE’s and managed VitaGen’s clinical trials in acute and chronic liver failure as well as medical and industry collaborations. He is a cardiovascular and thoracic surgeon and has acted as a principal investigator for medical devices and associated clinical trials. Dr. Maguire is a fellow of the American and Royal College of Surgeons and a member of more than 20 medical, academic and business societies.  Dr. Maguire received an AB degree from Wesleyan University, an MD and PhD (Physiology and Biophysics) degrees from Georgetown University and an MBA degree from Pepperdine University. He completed surgical and cardiovascular fellowships at The Peter Bent Brigham Hospital, Harvard University, and Stanford University.

Richard D. Brounstein – Executive Vice President, Chief Financial Officer and Secretary.  Mr. Brounstein became our principal financial officer and Secretary on a part-time basis on January 23, 2008.  He took on his current role on a full-time basis on March 1, 2008.  From June 2001 through November 2007, Mr. Brounstein held several positions at Calypte Biomedical Corporation, a publicly traded medical device company, including Chief Financial Officer and most recently, Executive Vice President.   In January 2007, Mr. Brounstein was appointed as the National Member Representative for Financial Executives International (FEI) on the 2007 COSO Monitoring Project, which published new guidelines for monitoring internal financial controls in February 2009.In March 2005, Mr. Brounstein was appointed to the SEC Advisory Committee on Smaller Public Companies.  Mr. Brounstein earned his Certified Public Accountant (CPA) certification while working at Arthur Andersen, formerly a public accounting firm.  Mr. Brounstein holds a B.A. in Accounting and an M.B.A. in Finance, both from Michigan State University.

The Board of Directors and Its Committees

Our Board of Directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors.  At December 31, 2008, our Board of Directors consisted of six directors, one was an independent Chairman of the Board of Directors and three of the remaining five are independent directors.  By virtue of his position as the CEO, Dr. Vajdic is not considered to be an independent director.  The other Board member represents our largest Preferred Series B investor. We created three standing committees of our Board of Directors in the first half of 2008, an audit committee, a compensation committee and a nominating committee.

Actions performed by our standing committees of the Board include the recent appointee to the Board, executive compensation, the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls.

There is no established procedure for stockholder communications with members of the Board or the entire Board.  However, stockholders may communicate with our investor relations department and such communications are either responded to immediately or are referred to the Chief Executive Officer or Chief Financial Officer for response.

Compensation of the Board

Directors who are also our employees do not receive additional compensation for serving on the Board. Non-employee, independent directors are paid a director’s fee of $1,500 for each meeting of the Board of Directors they attend in person.  In addition, each such director receives a stock option grant, pursuant to our 2004 Incentive Stock Plan, of 100,000 shares of our common stock, vesting in equal monthly increments over 48 months.  The stock option is subject to full acceleration upon a change of control transaction.  The Chairman of the Board receives a stock option grant of 400,000 shares of our common stock, instead of the 100,000 shares granted to other members of our Board.  Additional stock option grants will be granted to non-employee directors, other than the Chairman of the Board, on an annual basis as compensation for their participation in committees of the Board.  All directors are reimbursed for their reasonable expenses incurred in attending Board of Directors meetings. We maintain directors and officers liability insurance.

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

Code of Ethics

We have not as yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we just recently became subject to this requirement.  We plan to adopt a code of ethics as soon as practicable, at which time; it will be available in print to any person who requests it and on our website.  Any amendments and waivers to the code will also be available in print and on our website.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2008 (collectively, the “Named Executives”) for the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option awards ($)	Total ($)
(a)	(b)	(c)	(d)	(e)(2)	(f)(2)	(j)

Branislav Vajdic, Chief	2008	$290,000	$88,000	$—	$233,277	$611,277
Executive Officer, Director (3)	2007	$217,500	$97,150	$—	$125,532	$440,182

Vincent Renz, President and	2008	$101,250	$32,000	$—	$303,084	$436,334
Chief Operating Officer (4)	2007	$—	$—	$—	$—	$—

Richard Brounstein,	2008	$212,903	$37,500	$—	$235,149	$485,552
Executive Vice President, Chief Financial Officer (5)	2007	$—	$—	$—	$—	$—

Ihor Gussak,	2008	$109,687	$85,000	$—	$292,438	$487,125
Chief Medical Officer (6)	2007	$—	$—	$—	$—	$—

Dorin Panescu,	2008	$70,143	$16,600	$18,500	$51,998	$157,241
Chief Technical Officer (7)	2007	$—	$—	$—	$—	$—
____________

(1)	There were no employees in 2006.
(2)
This is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  Dr. Vajdic was granted options to purchase 880,000 shares of common stock at $0.02 per share pursuant to a consulting agreement we had with him dated March 1, 2007 and 1,000,000 at $0.22 per share pursuant to his employment agreement dated November 1, 2007.  Mr. Renz was granted options to purchase 800,000 shares of common stock at $5.00 per share pursuant to his employment agreement dated August 18, 2008. Mr. Brounstein was granted options to purchase 630,000 shares of common stock at $2.05 per share pursuant to his employment agreement dated March 1, 2008.  Dr. Gussak was granted options to purchase 700,000 shares of common stock at $4.30 per share pursuant to his employment agreement dated July 20, 2008.  Dr. Panescu was granted options to purchase 700,000 shares of common stock at $1.85 per share and a one-time stock award for 10,000 shares pursuant to his employment agreement dated October 20, 2008.

(3)
Branislav Vajdic’s 2008 salary is based on his November 1, 2007 employment contract, and his 2008 performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year.  The formula range was 0% to 50%. 2007 salary includes the monthly salary of $12,000 he received from July 1, 2007 through December 27, 2007, plus compensation he earned under his employment agreement with us dated November 1, 2007.  Under his employment agreement, Dr. Vajdic earned a mandatory bonus, which we have treated as salary (because he earned it in lieu of the annual salary of $290,000 he was entitled to under his employment agreement upon the closing of our December 27, 2007 PIPE financing).   Dr. Vajdic received a lump sum payment equal to $217,500, his annual salary prorated from April 1, 2007, minus the monthly salary he received from July 1, 2007.  Dr. Vajdic also received a performance-based bonus under his employment agreement based on reaching certain milestones enumerated in his employment agreement.  The Board of Directors determined his bonus as a percentage of his base salary based on the formula set forth in his employment agreement.  His bonus equaled 33.5% of his base salary.  The bonus formula range was 0% to 37.5%.

(4)
Vincent Renz’s 2008 salary is based on his August 18, 2008 employment agreement of $270,000 annually, and his 2008 performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year.  The formula range was 0% to 45%. Both are pro-rated for actual time worked during 2008.

(5)
Richard Brounstein’s 2008 salary is based on his part-time employment agreement in effect for January and February of 2008 and his March 1, 2008 employment agreement’s annual salary of $240,000. He received a $7,500 signing bonus upon joining full time.  In addition, his 2008 performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year, pro-rated for the period he was employed on a full-time basis.  The formula range was 0% to 25%.

(6)
Ihor Gussak’s 2008 salary is based on his July 20, 2008 employment agreement of $260,000. At that time he received a $65,000 signing bonus; his 2008 performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year.  The formula range was 0% to 30%. The salary and performance-based bonus are pro-rated for actual time worked during 2008.

(7)
Dorin Pansecu’s 2008 salary is based on his October 20, 2008 employment agreement of $260,000, and his 2008 performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year.  The formula range was 0% to 35%. Both are pro-rated for actual time worked during 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning equity awards granted to the Named Executive Officers that are outstanding at December 31, 2008.

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price	Option Expiration Date
(a)	(b)		(c)(1)	(e)	(f) (2)

Branislav Vajdic, Chief Executive	100,000	(A)	-	$0.001	09/24/14
Officer and Director	880,000	(B)	-	$0.02	03/09/17
	361,110	(C)	638,890	$0.22	10/31/17

Vincent Renz President and Chief Operating Officer	-	(D)	800,000	$5.00	8/17/18

Richard Brounstein, Executive Vice President, Chief Financial Officer	30,000	(B)	-	$2.05	3/17/18
	112,500	(A)	487,500	$2.05	3/17/18

Ihor Gussak, Chief Medical Officer	-	(D)	700,000	$4.30	7/29/18

Dorin Panescu, Chief Technical Officer	-	(D)	700,000	$1.85	10/19/18
______

(1)
All awards were made under our 2004 Equity Incentive Plan.  The following footnotes set forth the vesting dates for the outstanding option awards (vesting generally depends upon continued employment and accelerates upon a change of control, as defined in the Plan):

A.	Options vest in equal monthly increments over 48 months or 1/48 per month.
B.	Options are fully vested.
C.	Options vest in equal monthly increments over 36 months or 1/36 per month.
D.	Options vest over 48 months with a one year cliff.

(2)	Dates reflect expiration 10-years after grant dates.

COMPENSATION OF DIRECTORS (1)
Name	Cash compensation (2)	Option awards (3) ($)	Total ($)
(a)		(d)	(j)
Mark W. Kroll, Ph.D. FACC, FHRS, Chairman	$3,000	$135,737	$138,737
Branislav Vajdic, Ph.D., CEO	—	—	—
Robert N. Blair, M.Inst.P
. 2008	$4,500	$70,653	$75,153
2007	—	$6,221	$6,221
James A. Heisch	$4,500	$109,312	$113,812
Jess Jones	—	—	—
Patrick Maguire, M.D., Ph. D.	$4,500	$98,363	$102,863
____________

(1)	The only director receiving compensation in 2007 was Robert N. Blair.
(2)
As of the December 31, 2008, effective with the May 2008 Board of Director’s meeting, we paid each independent director $1,500 for attending the quarterly Board of Directors’ meetings in-person. Directors were also reimbursed for their out-of-pocket travel expenses associated with their attendance at these Board of Directors’ meetings.

(3)
This is the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year in accordance with FAS 123R.  Dr. Kroll was granted options to purchase 400,000 shares of common stock at $2.05 per share on March 18, 2008. Mr. Blair was granted options to purchase 250,000 shares of common stock at $0.01 per share in 2006, and options to purchase15,000 shares at $4.72 on August 11, 2008. Mr. Heisch was granted options to purchase 100,000 shares of common stock at $3.05 per share on April 1, 2008 and options to purchase15,000 shares at $4.72 on August 11, 2008. Dr. Maguire was granted options to purchase 100,000 shares of common stock at $2.05 per share on March 18, 2008 and options to purchase15, 000 shares at $4.72 on August 11, 2008.

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

Vincent Renz

Under the terms of his employment agreement, if Vincent Renz is “terminated other than for cause” (as that term is defined in his employment agreement), he is entitled to six-months of his then-base salary, and Cobra benefits as applicable

Richard Brounstein

As of March 1, 2009, under the terms of his employment agreement, if Richard Brounstein is “terminated other than for cause” (as that term is defined in his employment agreement), he is entitled to one year of his then-base salary, and Cobra benefits as applicable

Ihor Gussak

Under the terms of his employment agreement, if Ihor Gussak is “terminated other than for cause” (as that term is defined in his employment agreement), he is entitled to six-months of his then-base salary, and Cobra benefits as applicable

Dorin Panescu

Under the terms of his employment agreement, if Dorin Panescu is “terminated other than for cause” (as that term is defined in his employment agreement), he is entitled to six-months of his then-base salary, and Cobra benefits as applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,513,355	$1.75	358,730

Equity compensation plans not approved by security holders	—	—	—

Total	8,513,355	$1.75	358,730

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of March 16, 2009 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o NewCardio, Inc., 2350 Mission College Boulevard, Suite 1175, Santa Clara, California, 95054.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (2)

Branislav Vajdic, Ph.D. (3)	8,736,275	34.68%
Vincent W. Renz, Jr.	53,650	*
Richard Brounstein (4)	192,500	*
Mark W. Kroll, Ph.D., FACC, FHRS (5)	108,329	*
Robert N. Blair, M.Inst.P. (6)	707,170	2.95%
James A. Heisch (7)	39,996	*
Jess Jones, M.D.	0	*
Patrick Maguire, M.D., Ph.D. (8)	42,079	*
Ihor Gussak	21,250	*
Dorin Panescu	10,000	*
Kenneth Londoner (9)	2,228,207	9.24%
Nenad Macvanin (10)	2,657,000	11.18%
Joseph Esposito (11)	1,844,539	7.76%
Milic Petkovic	1,441,579	6.07%
Bosko Bojovic	1,302,166	5.48%
All officers and directors as a group (10 persons)	9,911,249	38.39%

(1)
Includes stock option grants made to officers, directors, employees and/or consultants under the 2004 Equity Incentive Plan.  All options listed in this table were granted under the 2004 Equity Incentive Plan.

(2)
Applicable percentage ownership is based on 23,764,779 shares of common stock outstanding as of March 16, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of March 16, 2009 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of March 16, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes options to purchase 1,424,448 shares of common stock and warrants to purchase 2,000 shares of common stock.
(4)	Includes options to purchase 192,500 shares of common stock.
(5)	Includes options to purchase 108,329 shares of common stock.
(6)	Includes options to purchase 106,864 shares of common stock and warrants to purchase 135,500 shares of common stock.
(7)	Includes options to purchase 39,996 shares of common stock.
(8)	Includes options to purchase 42,079 shares of common stock.
(9)	Includes options to purchase 354,161 shares of common stock.
(10)	Mr. Macvanin has delivered to the Company, and the Company has accepted, the opinion of Mr. Macvanin’s counsel that notwithstanding his percentage ownership, he is not an affiliate of the Company.
(11)	Mr. Esposito holds beneficial ownership of the shares held in the name of E4, LLC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In November 16, 2006, Peter Steiger, a former member of our board of directors, made a loan to us in the principal amount of $10,316 pursuant to the terms of a promissory note.  The promissory note has a two-year term and an annual interest rate of 4.9%.  Principal and interest accrued thereon were payable in full on the promissory note’s due date in November 15, 2008. This principal and interest was paid in January 2009.

In September 2007, we entered into a three-year consulting agreement with E4, LLC. We sold E4, LLC 1,475,631 shares of common stock valued at $0.10 per share, for $0.02 per share for cash, or $29,513. The remaining $0.08 per share value was issued to the consultant as compensation for services rendered, specifically providing business guidance, and primarily in areas related to sales, marketing and business strategy.  25% of the shares were fully vested at the time of sale.  The remaining shares are subject to a repurchase right that diminishes over a 36 month period, so long as the consultancy continues.  The consultant also receives monthly cash payments of $24,000 as part of this consulting agreement. At December 31, 2007 we owed E4, LLC $84,000 that was subsequently paid in January 2008. There were no other outstanding obligations under the agreement.  It remains ongoing at this time. During the year ended December 31, 2008, the Company paid an additional $288,000 to E4, LLC.

Effective January 1, 2008 the Company entered into a consulting agreement with Robert M. Blair, a current Board member, for corporate strategy and finance services.  He was paid $33,000 for these services and at December 31, 2008 he was owed $3,000.

DIRECTOR INDEPENDENCE

The Board of Directors has analyzed the independence of each director and has determined that the following directors are independent under the NASDAQ Stock Market LLC rules and have no direct or indirect material relationships with us:

☐	Mark W. Kroll, Ph.D. FACC, FHRS*

☐	Patrick Maguire, M.D., Ph. D.*

☐	James A. Heisch*

☐	Robert M. Blair**

*   Mark Kroll, Patrick Maguire and James A. Heisch would qualify as being independent for the Audit Committee, or any committee.

**   Robert M. Blair has a consulting agreement and would not qualify as independent for the Audit Committee under the NASDAQ Stock Market LLC rules. This agreement is not however a material agreement as defined by Item 404(a).

In particular, the Board of Directors has determined that these directors have no relationships, other than as described above, that would cause them not to be independent under the specific criteria of Section 4200(a)(15) of the NASDAQ Manual.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by RBSM LLP, our independent registered public accountants in 2008 and 2007.

	Year Ended December 31, 2008	Year Ended December 31, 2007

Audit Fees	$58,000	$47,500
Audit-Related Fees	138,640	104,000
Tax Fees	-	9,025
All Other Fees	-	-
	$196,640	$160,525
____________

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

 We have an independent audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our audit committee. Our audit committee has considered whether the provision of the services described above for the fiscal year ended December 31, 2008, is compatible with maintaining the auditor’s independence.

 All audit and non-audit services that may be provided by our principal accountant to us shall require pre-approval by the audit committee. Further, our auditor shall not provide those services to us specifically prohibited by the SEC, including bookkeeping or other services related to the accounting records or financial statements of the audit client; financial information systems design and implementation; appraisal or valuation services, fairness opinion, or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management functions; human resources; broker-dealer, investment adviser, or investment banking services; legal services and expert services unrelated to the audit; and any other service that the Public Company Oversight Board determines, by regulation, is impermissible.

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
4.6
Amendment No. 1 to Securities Purchase Agreement dated as of December 27, 2007, between Marine Park Holdings, Inc. and certain of the purchasers’ signatory hereto (Incorporated herein by reference to Exhibit No. 4.6 of Registrant's Form 8-K filed on February 6, 2008).

4.7
Amendment No. 1 to Registration Rights Agreement dated as of December 27, 2007, between Marine Park Holdings, Inc. and certain of the purchasers’ signatory hereto (Incorporated herein by reference to Exhibit No. 4.7 of Registrant's Form 8-K filed on February 6, 2008).

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

10.4	2004 Equity Incentive Plan (Incorporated herein by reference to Exhibit No. 10.4 of Registrant's Form S-8 POS filed on March 7, 2008).
10.5	Employment Agreement between NewCardio, Inc. and Branislav Vajdic dated November 1, 2007.
10.6	Consulting Agreement between NewCardio, Inc. and Branislav Vajdic dated March 1, 2007.
10.7	Employment Agreement between NewCardio, Inc. and Kenneth Londoner dated October 31, 2007.
10.8
Restricted Stock Purchase Agreement between NewCardio, Inc. and Kenneth Londoner, dated as of June 4, 2007, as amended by Amendment No. 1 to Restricted Stock Purchase Agreement between NewCardio, Inc. and Kenneth Londoner, dated as of September 15, 2007.

10.9
Return to Treasury Agreement dated December 27, 2007 between Marine Park Holdings, Inc. and Harborview Master Fund L.P., (incorporated herein by reference to The Company’s Current Report on Form 8-K filed by the Company with the SEC on January 4, 2008).

10.10
Return to Treasury Agreement dated as of December 27, 2007 between Marine Park Holdings, Inc. and Diverse Trading Ltd., (incorporated herein by reference to The Company’s Current Report on Form 8-K filed by the Company with the SEC on January 4, 2008).

10.11	2004 Equity Incentive Plan of the Company (incorporated herein by reference to the Form S-8, filed by the Company with the SEC on March 7, 2008).
10.12
Employment Agreement, dated November 1, 2007, by and between the Company and Branislav Vajdic (incorporated herein by reference to The Company’s Registration Statement on Form S-1/A (No. 2 filed by the Company with the SEC on May 20, 2008).

10.13
Consulting Agreement, dated March 1, 2007, by and between the Company and Branislav Vajdic (incorporated herein by reference to the Company’s Annual Report on Form 10-K/A, as filed with the SEC by the Company on April 4, 2008).

10.14
Employment Agreement dated October 31, 2007 between NewCardio, Inc. and Kenneth Londoner (incorporated herein by reference to the Company’s Annual Report on Form 10-K/A, as filed with the SEC by the Company on April 4, 2008).

10.15
Restricted Stock Purchase Agreement, dated as of June 4, 2007, by and between NewCardio, Inc. and Kenneth Londoner, as amended by Amendment No. 1 to Restricted Stock Purchase Agreement, dated as of September 15, 2007, by and between NewCardio, Inc. and Kenneth Londoner (incorporated herein by reference to the Company’s Annual Report on Form 10-K/A, as filed with the SEC by the Company on April 4, 2008).

10.16	Form of Lock Up Agreement (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 1) filed on April 15, 2008).
10.17
Escrow Deposit Agreement dated as of December 27, 2007, by and among Marine Park Holdings, Inc., Capstone Investments and Signature Bank (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 1) filed on April 15, 2008).

10.18
Employment Agreement dated January 22, 2008 between NewCardio, Inc. and Richard Brounstein (incorporated herein by reference the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the SEC on May 15, 2008).

10.19
Employment Agreement dated as of March 1, 2008 between NewCardio, Inc. and Richard Brounstein (incorporated herein by reference the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the SEC on May 15, 2008).

10.20
Lease dated February 6, 2008 between NewCardio, Inc. and 2350 Mission Investors, LLC (incorporated herein by reference the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the SEC on May 15, 2008).

10.21
Settlement and Release Agreement, dated as of October 1, 2006, by and between Samuel E. George, M.D., and the Company (incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008).

10.22
Technology Assignment Agreement, dated as of September 28, 2004, by and between Bosko Bojovic and the Company (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 3) filed on June 23, 2008).

10.23
Consulting Agreement, dated as of February 22, 2008, by and between the Company and Robert N. Blair (incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 3) filed on June 23, 2008).

10.24
Consulting Agreement, dated as of September 13, 2007, by and between the Company and E4 LLC (incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008).

10.25
Consulting Agreement, dated as of May 1, 2008, by and between the Company and JFS Investments (incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008).

10.26
Consulting Agreement, dated as of June 27, 2008, by and between the Company and First Montauk Securities Group (incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008).

10.27
Waiver Agreement, dated as of March 13, 2008, by and between the Company and Vision Opportunity Master Fund, Ltd. (incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008).

10.28
Employment Agreement dated August 18, 2008 between the Company and Vincent W. Renz, Jr. (incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on August 21, 2008).
10.29 Amendment to Securities Purchase Agreement, dated as of December 1, 2008, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.
10.30 Platinum Put Letter, dated as of December 1,, 2008, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.
10.31 Management Rights Letter, dated as of December 1, 2008, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.

10.29
Amendment to Securities Purchase Agreement, dated as of December 1, 2008, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.

10.30	Platinum Put Letter dated as of December 1, 2008, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.
10.31	Management Rights Letter, dated as of December 1, 2008, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

By:	/s/ Branislav Vajdic, Ph.D.
Branislav Vajdic, Ph.D.
Chief Executive Officer

Dated:  March 27, 2009

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Branislav Vajdic, Ph.D.	Chief Executive Officer and Director	March 27, 2009
Branislav Vajdic, Ph.D.

/s/ Vincent W. Renz	President and Chief Operating Officer	March 27, 2009
Vincent W. Renz

/s/ Richard D. Brounstein	Executive Vice President, Chief Financial Officer and Secretary	March 27, 2009
Richard D. Brounstein

/s/ Mark W. Kroll, Ph.D., FACC, FHRS	Director and Chairman	March 27, 2009
Mark W. Kroll, Ph.D., FACC, FHRS

/s/ Robert M. Blair, M.Inst.P.	Director	March 27, 2009
Robert N. Blair, M.Inst.P.

/s/ James A. Heisch	Director	March 27, 2009
James A. Heisch

/s/ Jess Jones, M.D.	Director	March 27, 2009
Jess Jones, MD

/s/ Patrick Maguire, M.D., Ph.D.	Director	March 27, 2009
Patrick Maguire, M.D., Ph.D.

NEWCARDIO, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the year ended December 31, 2008, 2007 and from the period September 7, 2004 (date of inception) to December 31, 2008	F-3

Consolidated Statement of Stockholders’ (Deficit) Equity for the period from September 7, 2004 (date of inception) to December 31, 2008	F-4 – F-10

Consolidated Statements of Cash Flows for the year ended December 31, 2008, 2007 and from the period September 7, 2004 (date of inception) to December 31, 2008	F-11

Notes to Consolidated Financial Statements	F-12 – F-39

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NewCardio, Inc.
Santa Clara, California

We have audited the accompanying consolidated balance sheets of NewCardio, Inc. and its wholly owned subsidiaries (the “Company”), a development stage Company as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s (deficit) equity and cash flows for each of the two years in the period ended December 31, 2008 and the period September 7, 2004 (date of inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance   about whether the financial   statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NewCardio, Inc.  at  December 31, 2008 and 2007 and the results of its operations  and its cash flows for the each of the two  years  in the period ended  December 31, 2008 and the period September 7, 2004 (date of inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

As discussed in Note 16, the Company has restated the consolidated  balance sheet as of December 31, 2007 and the related consolidated statement of operations, and cash flows for the year  ended  December 31, 2007 and the period September  7,  2004 (date of  inception)  through  December 31, 2007.

/s/ RBSM LLP
RBSM LLP
Certified Public Accountants

New York, New York
March 27, 2009

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
		(RESTATED)
ASSETS
Current assets:
Cash	$2,324,793	$1,476,625
Short term investment	2,143,457	5,000,000
Prepaid expenses	118,454	-
Total current assets	4,586,704	6,476,625

Property, plant and equipment, net of accumulated depreciation of $19,208 and $594 as of December 31, 2008 and 2007, respectively	110,718	7,687

Other assets:
Deposits	22,600	-

	$4,720,022	$6,484,312

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$842,510	$871,246
Note payable, related party, current portion	10,316	10,316
Put liability	744,280	-
Total current liabilities	1,597,106	881,562

Long term debt:
Warrant liability	-	4,802,973
Total liabilities	1,597,106	5,684,535

Commitments and contingencies

Preferred shares subject to redemption, liquidation value of $9,849,111 as of December 31, 2007	-	2,084,493

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 16,435 and -0- shares issued and outstanding as of December 31, 2008 and 2007, respectively	16	-
Common stock, $0.001 par value, 99,000,000 shares authorized; 22,335,595 and 20,237,522 shares issued and outstanding as of December 31, 2008 and 2007, respectively	22,336	20,238
Additional paid in capital	25,194,639	5,853,154
Deficit accumulated during development stage	(22,094,075)	(7,158,108)
Total stockholders' equity (deficit)	3,122,916	(1,284,716)

	$4,720,022	$6,484,312

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,		From September 7, 2004
		2007	(date of inception) through
	2008	Restated	December 31, 2008
Operating expenses:
Selling, general and administrative	$7,179,767	$1,729,901	$9,265,921
Depreciation	18,614	594	19,208
Research and development	2,126,084	369,674	3,285,110
Total operating expenses	9,324,465	2,100,169	12,570,239

Net loss from operations	(9,324,465)	(2,100,169)	(12,570,239)

Other income (expense)
Loss on change in fair value of warrant liability	(5,012,875)	-	(5,012,875)
Interest	155,701	(1,084,972)	(938,923)

Net loss before income taxes	(14,181,639)	(3,185,141)	(18,522,037)

Provision for income taxes	-	-	-

Net loss	(14,181,639)	(3,185,141)	(18,522,037)

Preferred stock dividend	(754,328)	(2,817,710)	(3,572,038)

Net loss attributable to common shareholders	$(14,935,967)	$(6,002,851)	$(22,094,075)

Net loss-basic and fully diluted	$(0.71)	$(0.55)

Weighted average number of shares-basic and fully diluted	20,945,436	10,953,288

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through December 31, 2008

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance, September 7, 2004	-	$-	-	$-	-	$-	$-	$-	$-	$-
Adjustment of recapitalization
Common stock issued to founders at $0.001 per share in September 2004	-	-	-	-	3,176,642	3,177	-	-	-	3,177
Common stock issued for intellectual property at $0.001 per share in September 2004	-	-	-	-	260,152	260	-	-	-	260
Common stock issued in connection with options exercised at $0.001 per share in November 2004	-	-	-	-	300,000	300	-	-	-	300
Series A preferred stock issued to founders at $0.01 per share in September 2004	4,563,206	456	-	-	-	-	45,176	-	-	45,632
								-
Fair value of options issued in September 2004	-	-	-	-	-	-	263	-	-	263
Net loss	-	-	-	-	-	-	-	-	(172,343)	(172,343)
Balance, December 31, 2004	4,563,206	$456	-	$-	3,736,794	$3,737	$45,439	$-	$(172,343)	$(122,711)

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through December 31, 2008

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	4,563,206	$456	-	$-	3,736,794	$3,737	$45,439	$-	$(172,343)	$(122,711)
Fair value of options issued in August 2005	-	-	-	-	-	-	44,558	-	-	44,558
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	-	-	-	-	232,502	-	-	232,502
Net loss	-	-	-	-	-	-	-	-	(604,739)	(604,739)
Balance, December 31, 2005	4,563,206	456	-	-	3,736,794	3,737	322,499	-	(777,082)	(450,390)
Common stock issued at $0.10 per share for services rendered in March 2006	-	-	-	-	278,375	278	27,560	-	-	27,838
Fair value of options issued in July 2006	-	-	-	-	-	-	60,082	-	-	60,082
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,572	-	-	1,572
Fair value of options issued in September 2006	-	-	-	-	-	-	9,729	-	-	9,729
Common stock issued at $0.10 per share for services rendered in October 2006	-	-	-	-	75,000	75	7,425	-		7,500
Fair value of options issued in October 2006	-	-	-	-	-	-	7,006	-	-	7,006
Net loss	-	-	-	-	-	-	-	-	(378,175)	(378,175)
Balance, December 31, 2006	4,563,206	$456	-	$-	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through December 31, 2008

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	4,563,206	$456	-	$-	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	4,141	-	-	4,141
Fair value of options for services rendered	-	-	-	-	-	-	201,424	-	-	201,424
Common stock subscription received in June 2007	-	-	-	-	-	-	-	84,000	-	84,000
Common stock issued in June 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	-	-	4,200,000	4,200	415,800	(84,000)	-	336,000
Common stock issued in connection with options exercised at $0.01 per share in June 2007	-	-	-	-	137,500	138	1,237	-	-	1,375
Common stock issued in connection with options exercised at $0.001 per share in July 2007	-	-	-	-	100,000	100	-	-	-	100
Common stock issued in connection with options exercised at $0.01 per share in July 2007	-	-	-	-	204,000	204	1,836	-	-	2,040
Common stock subscription received in September 2007	-	-	-	-	-	-	-	29,513	-	29,513
Common stock issued in September 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	-	-	1,475,631	1,476	146,087	(29,513)	-	118,050
Common stock issued in connection with options exercised at $0.001 per share in October 2007	-	-	-	-	300,000	300	-	-	-	300
Common stock issued in connection with options exercised at $0.01 per share in December 2007	-	-	-	-	110,000	110	990	-	-	1,100
Subtotal	4,563,206	$456	-	$-	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through December 31, 2008

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	4,563,206	$456	-	$-	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	-	-	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	-	-	598,693	-	-	598,693
Beneficial conversion feature of preferred stock	-	-	-	-	-	-	2,817,710	-	-	2,817,710
Dividend on preferred stock	-	-	-	-	-	-	-	-	(2,817,710)	(2,817,710)
Net loss	-	-	-	-	-	-	-	-	(3,185,141)	(3,185,141)
Balance, December 31, 2007	-	$-	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through December 31, 2008

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$-	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)
Fair value of vested options for services rendered	-	-	-	-	-	-	2,260,570	-	-	2,260,570
Fair value of vested warrants for services rendered	-	-	-	-	-	-	481,855	-	-	481,855
Common stock issued in settlement of preferred stock dividends	-	-	-	-	273,245	273	621,396	-	-	621,669
Common stock issued in connection with options exercised at $0.01 per share in May 2008	-	-	-	-	25,000	25	225	-	-	250
Common stock issued in May 2008 at $3.50 in connection for services rendered	-	-	-	-	50,000	50	(50)	-	-	-
Common stock issued in connection with options exercised at $0.001 per share in June 2008	-	-	-	-	10,000	10	-	-	-	10
Common stock issued in connection with options exercised at $0.22 per share in June 2008	-	-	-	-	15,000	15	3,285	-	-	3,300
Common stock issued in June 2008 at $3.65 in connection for services rendered	-	-	-	-	5,000	5	18,245	-	-	18,250
Common stock issued in June 2008 at $3.30 in connection for services rendered	-	-	-	-	3,000	3	9,897	-	-	9,900
Subtotal	-	$-	-	$-	20,618,767	$20,619	$9,248,577	$-	$(7,158,108)	$2,111,088

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through December 31, 2008

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$-	-	$-	20,618,767	$20,619	$9,248,577	$-	$(7,158,108)	$2,111,088
Common stock issued in June 2008 at $3.25 in connection for services rendered	-	-	-	-	50,000	50	(50)	-	-	-
Common stock issued in July 2008 at $3.25 in connection with serviced rendered	-	-	-	-	3,000	3	9,747	-	-	9,750
Common stock issued in connection with options exercised at $0.01 per share in July 2008	-	-	-	-	31,000	31	279	-	-	310
Common stock issued in connection with options exercised at $0.01 per share in August 2008	-	-	-	-	72,021	72	648	-	-	720
Common stock issued in connection with options exercised at $0.22 per share in August 2008	-	-	-	-	8,333	8	1,825	-	-	1,833
Common stock issued in connection with conversion of preferred stock in August 2008	-	-	-	-	25,000	25	6,012	-	-	6,037
Common stock issued in connection with conversion of preferred stock in September 2008	-	-	-	-	241,119	241	57,989	-	-	58,230
Common stock issued in connection with exercise of warrants	-	-	-	-	898,504	899	(899)	-	-	-
Subtotal	-	$-	-	$-	21,947,744	$21,948	$9,324,128	$-	$(7,158,108)	$2,187,968

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through December 31, 2008

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$-	-	$-	21,947,744	$21,948	$9,324,128	$-	$(7,158,108)	$2,187,968
Common stock issued in connection with options exercised at $0.01 per share in October 2008	-	-	-	-	12,917	13	116	-	-	129
Common stock issued in October 2008 at $1.85 per share for services rendered	-	-	-	-	10,000	10	18,490	-	-	18,500
Common stock issued in connection with options exercised at $0.01 per share in November 2008	-	-	-	-	23,750	24	213	-	-	237
Common stock issued in connection with options exercised at $0.02 per share in November 2008	-	-	-	-	7,500	7	143	-	-	150
Common stock issued in November 2008 in connection with conversion of redeemable preferred stock	-	-	-	-	333,684	334	80,250	-	-	80,584
Preferred Series B stock issued in exchange redeemable Series A preferred stock	-	-	9,665	10	-	-	3,490,676	-	-	3,490,686
Preferred Series B stock issued in settlement of Series A preferred stock dividend	-	-	134	-	-	-	127,816	-	-	127,816
Exercise of warrants subject to redemption in exchange for Series B preferred stock	-	-	2,267	2	-	-	2,925,743	-	-	2,925,745
Warrants exchanged for Series B preferred stock	-	-	4,369	4	-	-	2,074,452	-	-	2,074,456
Modification of terms of warrants subject to redemption to equity instrument	-	-	-	-	-	-	6,815,112	-	-	6,815,112
Amortization of deferred compensation	-	-	-	-	-	-	337,500	-	-	337,500
Dividend on preferred stock	-	-	-	-	-	-	-	-	(754,328)	(754,328)
Net loss	-	-	-	-	-	-	-	-	(14,181,639)	(14,181,639)
Balance, December 31, 2008	-	$-	16,435	$16	22,335,595	$22,336	$25,194,639	$-	$(22,094,075)	$3,122,916

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,		From September 7, 2004
		2007	(date of inception) through
	2008	Restated	December 31, 2008
Cash flows from operating activities:
Net loss for the period	$(14,181,639)	$(3,185,141)	$(18,522,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,614	594	19,208
Amortization of deferred compensation	337,500	-	337,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	56,400	454,050	545,788
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	426,334	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Series B-Preferred stock issued in connection with conversion of Series A-Preferred stock	1,551,044	-	1,551,044
Notes payable issued in conjunction with services rendered	-	-	10,316
Options converted for services rendered	3,300	-	3,300
Fair value of options issued for services rendered	2,260,570	201,424	2,583,632
Fair value of warrants issued as compensation for services	481,855	-	481,855
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	5,012,875	-	5,012,875
Fair value of warrants issued in settlement of convertible debentures	-	598,692	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	5,058	5,713
(Increase) decrease in:
Prepaid expenses	(118,454)	-	(118,454)
Deposits	(22,600)	-	(22,600)
Increase (decrease) in:
Accounts payable and accrued liabilities	(89,579)	364,454	701,126
Net cash used in operating activities	(4,690,114)	(1,134,535)	(5,924,016)

Cash flows from investing activities:
Purchase of property plant and equipment	(121,645)	(8,281)	(129,926)
Proceeds from (purchases of )short term investment	2,856,543	(5,000,000)	(2,143,457)
Net cash provided by (used in) investing activities	2,734,898	(5,008,281)	(2,273,383)

Cash flows from financing activities:
Proceeds from exercise of common stock options	3,639	5,916	9,855
Proceeds from exercise of warrants	2,799,745	-	2,799,745
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-	7,342,500	7,342,500
Proceeds from sale of common stock	-	113,513	113,513
Proceeds from convertible debt, net	-	157,500	177,500
Net cash provided by financing activities	2,803,384	7,619,429	10,522,192

Net increase in cash and cash equivalents	848,168	1,476,613	2,324,793
Cash and cash equivalents at beginning of period	1,476,625	12	-

Cash and cash equivalents at end of period	$2,324,793	$1,476,625	$2,324,793

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non cash financial activities:
Fair value of warrants issued as compensation for financing	$-	$355,034	$355,034
Beneficial conversion feature of redeemable preferred stock	$-	$2,817,710	$2,817,710
Preferred stock dividend	$754,328	$2,817,710	$3,572,038

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

NewCardio, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in September 2004.  The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to developing cardiac diagnostics equipment in the United States. To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2008, the Company has accumulated losses from operations of $12,570,239.

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
DECEMBER 31, 2008 AND 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 12 for further discussion regarding fair valuation.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Debt and Equity Securities (continued)

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

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material. Fully diluted shares outstanding were 44,788,587 and 14,859,674 for the years ended December 31, 2008 and 2007, respectively.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

As more fully described in Note 11 below, the Company granted stock options over the years to employees of the Company under its 2004 Equity Incentive Plan.  The Company granted non-qualified stock options to purchase 4,075,000 and 2630,000 shares of common stock during the years ended December 31, 2008 and 2007, respectively, to employees and directors of the Company under the 2004 Equity Incentive Plan.

As of December 31, 2008, there were outstanding employee stock options to purchase 7,105,000 shares of common stock, 2,131,736 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $2,126,084, $369,674 and $3,285,110 for the years ended December 31, 2008 and 2007 and from September 7, 2004 (date of inception) through December 31, 2008, respectively.

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $12,570,239 from its inception on September 7, 2004 through December 31, 2008.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the  impact, if any on the adoption of  EITF 07-1 on its  consolidated financial position, results of operations or cash flows.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company is currently evaluating the impact, if any, adopting EITF Issue No. 07-5 will have on its financial condition or results of operations.

In June 2008, the FASB ratified the consensus on EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF Issue No.08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” that result from EITF Issue No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments,” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The guidance provided by EITF Issue No. 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. The Company’s adoption of EITF Issue No. 08-4 is not anticipated to have a material effect on its financial condition or results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2 – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during years ended December 31, 2008 and 2007, the Company incurred operating losses of $12,570,239 and used $5,924,016  in cash for operating activities   from its inception through December 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its products and services  and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

During the year ended December 31, 2008, the Company received $2,799,745 through the exercise of previously issued common stock warrants. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 are as follows:

	2008	2007

Computer equipment	$45,240	$8,281
Furniture and fixtures	61,686	-
Research equipment	23,000	-
Less: accumulated depreciation	(19,208)	(594)
	$110,718	$7,687

The Company uses the straight line method of depreciation over 3 years. During the years ended December 31, 2008 and 2007, depreciation expense charged to operations was $18,614 and $594, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company has consulting agreements with independent contractors, certain of whom are also Company stockholders plus one Board member. See Footnote 5 for related party transactions. The agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof.  Accounts payable and accrued liabilities at December 31, 2008 and 2007 are comprised of trade payables and accrued expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes payable related party is comprised of a promissory note totaling $10,316 due November 15, 2008 with interest at 4.9% due upon maturity to a former director.  The note was paid in January 2009.

In October 2006, the Company came to a mutually-agreed lump-sum settlement of $95,000 plus expenses of approximately $42,000 with a former director of the Company for services rendered and expenses incurred from September 2004 through August 2006 for managing our clinical trials and the related peer reviewed publications process. He was a director from August 2005 to June 2006. This amount was payable at December 31, 2006, with payment subject to the company having sufficient capital resources if and when it obtains financing.  The Company paid $111,000 following the December 27, 2007 financing and the balance in the first quarter of 2008. During 2008 this consultant was paid an additional $132,000 for his services, plus travel expenses.

In September 2007, the Company entered into a three-year consulting agreement with E4, LLC, a greater than 5% shareholder of the Company. The Company sold E4, LLC 1,475,631 shares of common stock for $0.02 per share for cash, or $29,513. The consultant also receives monthly cash payments of $24,000 as part of this consulting agreement.  At December 31, 2007 the Company owed E4, LLC $84,000 that was subsequently paid in January 2008. During the year ended December 31, 2008, the Company paid an additional $288,000 to E4, LLC. His services are to provide business guidance, and primarily in areas related to sales, marketing and business strategy.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

Another former director, who is a non-executive employee in 2008, received $40,000 as consulting fees during the year ended December 31, 2007.

Effective January 1, 2008 the Company entered into a consulting agreement with a current Board member for corporate strategy and finance services.  He was paid $33,000 for these services and at December 31, 2008 he was owed $3,000.

NOTE 6 – SUBORDINATED CONVERTIBLE NOTES PAYABLE

All subordinated convertible notes payable outstanding as of December 31, 2006 and subsequent issuances during the two years ended December 31, 2007 were issued by the accounting predecessor and were converted to common stock at the time of the Merger and corporate restructure (see note 1) or was repaid at the closing of the Series A 10% Preferred Stock issuance (see Footnote 7).

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

6% Subordinated convertible notes

In August 2006, in connection with a private placement, the Company issued 6% subordinated convertible promissory notes in the aggregate of $20,000 and attached to the notes were warrants to purchase 20,000 shares of common stock at a price of $0.50 per share for five years. The principal amounts of the notes, along with accrued and unpaid interest, were due in full in August 2007.  The effective interest rate at the date of inception was 6.52% per annum

The promissory notes are unsecured and convertible automatically to common stock subject to the completion of a “qualified equity financing” transaction as defined as $2,000,000 in equity financing before maturity (1 year) of the notes.

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

The Company had recognized the value attributable to the warrants, being $1,572, to additional paid-in capital and a discount against the convertible notes payable in accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27).  The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.90%, a dividend yield of 0%, and volatility of 145.49%. The debt discount attributed to the warrants is amortized over the convertible notes payable maturity period of one year as interest expense. For the year ended December 31, 2007  the Company amortized and charged to interest $917  and booked a debt discounts attributable to subordinated convertible notes payable.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 – SUBORDINATED CONVERTIBLE NOTES PAYABLE (continued)

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
DECEMBER 31, 2008 AND 2007

NOTE 6 – SUBORDINATED CONVERTIBLE NOTES PAYABLE (continued)

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

On December 27, 2007, the Company issued 242,317 shares of common stock at $0.7125 per share in exchange for $156,957 in subordinated convertible notes and accrued and unpaid interest.  Additionally, the Company issued and paid cash for the remaining $300,000 in subordinated convertible notes and accrued and unpaid interest including a 10% payoff fee. In conjunction with the settlement of the 5% subordinated convertible notes, the Company issued an aggregate of 592,131 additional shares plus 592,131 warrants to purchase its common stock at $0.96 per share and 473,705 at $1.15 per share expiring June 27, 2012.  The fair value of the additional shares at $0.72 per share totaling $426,334 and the fair value (determined below) of the warrants of $598,692 was charged interest, net for the year ended December 31, 2007.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6 – SUBORDINATED CONVERTIBLE NOTES PAYABLE (continued)

The fair values of the warrants were determined using the Black-Scholes option pricing model with the following assumptions:  Term: contract: market value: $0.72; dividend yield: -0-%; risk free rate: 3.64%, Volatility: 121.06%.

NOTE 7 - REDEEMABLE SECURITIES

Series A 10% Convertible Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share.  The Company’s preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

In December, 2007, the Board of Directors authorized the issuance of up to 12,000 shares of Series A 10% convertible non-voting preferred stock (“Series A”) having a stated value of $1,000 per share. The Series A shares are convertible at any time, at the option of the holder, into the Company’s common stock at an initial conversion rate determined by dividing the stated value of $1,000 by the initial conversion price of $0.95 per share. The conversion price is subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price or pays a stock dividend or otherwise makes a distribution payable in shares of common stock, with the exception of any shares issued upon conversion or payment of dividend on this issuance, or other similar events such as stock splits or common stock reclassifications. Changes to the conversion price, if any, will be charged to operations and included in unrealized gain (loss) relating to adjustment of derivative and to fair value of underlying securities. All shares were converted during 2008.

The holders are entitled to receive a cumulative 10% dividend based on the stated value of $1,000 per share, payable on the calendar quarter in cash or in shares of its common stock with certain discounts, at the Company’s option.

Until converted, upon any liquidation, dissolution or winding-up of the Company, the Series A shareholders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to 120% of the stated value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon, for each Series A share before any distribution or payment shall be made to the holders of any other securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Series A shareholders shall be ratably distributed among the Series A shareholders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full. The liquidation value as of December 31, 2007 was $9,840,000 plus accrued dividends of $9,111. As all outstanding shares were converted during 2008, there was no liquidation value as of December 31, 2008.

In December 2007, the Company issued 8,200 Series A shares at $1,000 per share to accredited investors in a private placement, plus warrants. The Company received $8,200,000 less issuance costs totaling $1,312,534. Net cash proceeds at December 31, 2007 were $ 7,342,500. The balance of the costs includes an accrual paid in January and the value of a fee warrant issued in conjunction with the financing. The issuance costs have been recorded as a reduction in the 'Shares subject to redemption'. $4,802,973 was allocated to the warrants based on their value, reducing ‘Shares subject to redemption’.

Under the terms of the Series A Stock Certificate of Designation, the Company may be required to redeem the Series A shares for cash in an amount equal to the Series A stated value, plus accrued and unpaid dividends , upon the occurrence of  certain events , including the change in control of the Company. As the Series A shares redemption requirement may be triggered by events that are outside the Company’s control, in accordance with Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities (“EITF Topic D-98”), the Company recorded the fair value of the outstanding Series A shares outside of common shareholders’ equity in the accompanying consolidated balance sheet as of December 31, 2007.

Under EITF No.00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates’, to Certain Convertible Instruments,” the Company considered the effect of a beneficial conversion feature of the Series A shares issued in the December 2007 private placement. The Company has attributed a beneficial conversion feature of $2,817,710 to the Series A shares based upon the difference between the effective conversion price of those shares and the fair value of the Company’s common stock on the date of issuance of the Series A shares. The amount attributable to the beneficial conversion feature has been recorded as a dividend to the holders of the Series A shares. Since the redemption requirement of the Series A shares was contingent on the occurrence of future events, the Company did not accrete the carrying value of the Series A shares to redemption value until the occurrence of any one of those future events becomes probable.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 7 - REDEEMABLE SECURITIES (continued)

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

During the during the year ended December 31, 2008, certain Series A 10% convertible preferred stockholders converted 569.81458 shares of preferred stock to 599,803 shares of the Company’s common stock. On December 1, 2008, the remaining 7,630.18542 shares of preferred stock were converted to an aggregate of 8,031 shares of Series B preferred stock and 134 shares of Series B preferred stock in settlement of accrued and unpaid dividends of $127,816.  Additionally, the Company issued an aggregate of 1,634 shares of Series B preferred stock as an inducement to convert from Series A convertible preferred stock.  The fair value of the 1,634 shares issued of $1,551,044 was charged to current period operations.

Refer to Footnote 10 regarding the Series B Preferred Stock.

Registration Rights Agreement

In connection with the December 27, 2007 private placement, the Company entered into a registration rights agreement with the purchasers of the Series A shares, which, as amended, required the Company to obtain an effective registration statement with the SEC covering the sale of the common stock issuable upon conversion of the Series A shares on or before August 28, 2008. The Company performed this obligation on August 28, 2008.

As additional consideration for the purchase of the Series A shares, the Company granted to the holders of the Series A shares three classes of warrants (Series A warrants entitling them to purchase 5,178,947 shares of the Company’s common stock at the price of $1.14 per share expiring five years from issuance, and exercisable after one year on a net cashless basis; Series J warrants entitling them to purchase 5,157,895 shares of the Company’s common stock at the price of $1.235 per share expiring one year from issuance; and Series J-A warrants entitling them to purchase 3,094,737 shares of the Company’s common stock at the price of $1.425 share, contingent on the exercise of the Series J warrants). For accounting purposes the Series J-A warrants have a one-year life as they are linked to the exercise of the Series J warrants. If the Series J warrants are exercised, the Series J-A warrants become 5-year warrants with a net cashless provision. None of the warrants have registration rights. As discussed in Footnote 11, the J and J-A warrants were exercised in December 2008.

NOTE 8 - WARRANT LIABILITY

The Company estimated the fair value at date of issue of the warrants issued in connection with the private placement to be $4,802,973 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.37% to 3.64%, expected volatility of 121.06%, and expected warrant life of one to five years. Since the Company may be obligated to settle the warrants in cash, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4,802,973 and a reduction in value of shares subject to redemption. Until conversion and modification of the warrants in December 2008, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

These warrants originally contained a “fundamental transaction” clause that if while the warrant(s) are outstanding, the Company effects any merger or consolidation of the Company with or into another “Person” or other similar transactions (as defined in the warrants), the warrant holders can demand net cash settlement.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8 - WARRANT LIABILITY (continued)

As the warrants contained a provision that could have required cash settlement, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants were recorded as a derivative liability and valued at fair market value until the Company met the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4,802,973 and charged as a reduction of the preferred stock carrying value. Subsequent to the initial issuance date, the Company adjusted to fair value the warrant in current period operations.

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a loss during the year on the change in fair value of warrant liability of $5,012,875 until December 1, 2008 at which time the warrants were exercised on term modification.  The fair value of the warrants at December 1, 2008 (time of modification or conversion, see below) was determined using the Black Scholes Option Pricing Model with the following assumptions:  Dividend yield: -0-%, volatility: 127.56%; risk free rate: 0.11% to 1.16%.

On December 1, 2008, all warrants that contain a provision that require a cash settlement as described above were exercised or terms modified to exclude such provision.  See Footnote 11 below.  As such, the fair value of the warrant liability of $9,815,847 at the time of the exercise or term modification was reclassified to equity.

NOTE 9 – PUT LIABILITY

In connection with the exercise of J warrants in December 2008, the Company has agreed to re-acquire 1,896 shares of Series B Preferred Stock (Put Option) for a sum of $744,280, net of unpaid transaction costs of $56,000 at the holder’s option for 30 days after March 2, 2009.  If the holder does not exercise the Put Option by April 1, 2009, the option expires.

NOTE 10 – STOCKHOLDERS EQUITY

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

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share.  The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

Series A – 10% Convertible Preferred Stock

In December, 2007, the Board of Directors authorized the issuance of up to 12,000 shares of Series A 10% convertible non-voting preferred stock (the “Series A shares”) having a stated value of $1,000 per share.  8,200 shares were issued and subsequently converted into common stock or Series B preferred Stock.

Series B – Preferred Stock

In December 2008, the Board of Directors authorized the issuance of up to 18,000 shares of Series B 0% convertible non-voting preferred stock (the “Series B preferred stock”).

The Series B preferred stock is not entitled to preference upon liquidation; not entitled to dividends unless declared by the Board of Directors and are non voting except the Corporation shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series B preferred stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Series B preferred stockholders, (c) increase the number of authorized shares of Series B preferred stock, or (d) enter into any agreement with respect to any of the foregoing. Each share of Series B preferred stock is convertible, at any time at the option of the holder, into 1000 shares of Common Stock.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10 – STOCKHOLDERS EQUITY (continued)

Series B – Preferred Stock (continued)

On December 1, 2008; the Company issued 16,435 shares of Series B preferred stock:

1.	An aggregate of 8,031 shares of Series B preferred stock in exchange for 7,630.18542 shares of Series A Convertible preferred stock;
2.	An aggregate of 1,634 shares of Series B preferred stock as an inducement to convert Series A 10% convertible preferred stock to Series B preferred stock;
3.	An aggregate of 134 shares of Series B preferred stock in settlement of accrued and unpaid dividends on Series A 10% convertible preferred stock of $127,816; and
4.	An aggregate of 6,636 shares of Series B preferred stock in exchange for the exercise of Series J and JA warrants as more fully discussed in Footnote 11 below.

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
DECEMBER 31, 2008 AND 2007

NOTE 10 – STOCKHOLDERS EQUITY (continued)

Common Stock (continued

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

In October 2008, the Company issued an aggregate of 10,000 shares of common stock for services rendered at approximately $1.85 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

In October 2008, the Company issued an aggregate of 98,041 shares of common stock as a dividend due to holders of the Series A shares in the amount of $202,557.

NOTE 11 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2008:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price

$0.10	2,592,000	1.47	$0.10	2,592,000	$0.10
0.50	25,000	2.65	0.50	25,000	0.50
0.95	120,842	3.99	0.95	120,842	0.95
0.96	203,385	3.50	0.96	203,385	0.96
1.14	5,178,948	3.99	1.14	5,178,947	1.14
1.15	162,709	3.50	1.15	162,709	1.15
2.00	300,000	2.43	2.00	166,669	2.00
4.00	300,000	2.43	4.00	166,669	4.00

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006	2,612,000	$0.11
Granted	15,106,627	1.22
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	17,718,627	1.06
Granted	600,000	3.00
Exercised	(9,435,743)	1.27
Canceled or expired	-	-
Outstanding at December 31, 2008	8,882,884	$0.95

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

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

For the year ended December 31, 2007, warrants totaling 13,431,579 were issued in connection with the issuance of the Series A 10% convertible preferred stock. The general descriptions and the methods and assumptions of fair value are described below:

	Series A Warrants	Series J Warrants	Series J-A Warrants

Number of warrants	5,178,947	5,157,895	3,094,737
Exercise price	$1.14	$1.235	$1.425
Term	5 years	1 year	1 year (a)
Black Scholes Assumptions:
Dividend yield:	-0-%	-0-%	-0-%
Volatility	121.06%	121.06%	121.06%
Risk free rate:	3.64%	3.37%	3.37%

(a)	The Series J-A warrants were only exercisable in the event the Series J warrants were exercised and carried a 1 year life for accounting purposes prior to exercise.

The Company reduced shares subject to redemption by $4,802,973 (and recorded a warrant liability) in conjunction in the year ended December 31, 2007.  The fair value of the liability at December 1, 2008 was reclassified to equity. See also Footnote 8.

For the year ended December 31, 2008, warrants totaling 300,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for three years from the date of issuance at an exercise price of $2.00 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility from 100.08% to 136.17% and risk free rate from 0.76% to 3.57%.  The Company recorded the vested portion as charge to operations of $262,407 in the year ended December 31, 2008.

For the year ended December 31, 2008, warrants totaling 300,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for three years from the date of issuance at an exercise price of $4.00 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility from 100.08% to 136.17% and risk free rate from 0.76% to 3.57%.  The Company recorded the vested portion as charge to operations of $219,448 in the year ended December 31, 2008.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

During the year ended December 31, 2008, 9,435,743 warrants were exercised:

1.	Warrant holders exercised 1,183,111 warrants on a cashless basis in exchange for 898,504 shares of the Company’s common stock; and
2.
Warrant holders exercised $2.8 million or 2,267,206 Series J warrants in exchange for 2,267 shares of the Company’s Series B preferred stock. They also exercised the balance of the Series J and J-A warrants, 2,890,689 Series J warrants and 3,094,737 Series J-A warrants, on a cashless basis in exchange for 4,369 shares of the Company’s Series B preferred stock. A portion of this exercise is subject to a Put Liability.  See Footnote 9.

 Non-Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	240,188	5.74	$0.01	196,959	$0.01
0.02	122,500	7.26	0.02	53,439	0.02
0.22	191,667	9.11	0.22	116,875	0.22
1.59	8,000	9.81	1.59	333	1.59
2.00	400,000	9.95	2.00	-	2.00
2.25	320,000	9.43	2.25	60,001	2.25
3.30	100,000	9.72	3.30	12,500	3.30
4.72	26,000	9.86	4.72	3,667	4.72

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006:	1,322,606	$0.007
Granted	480,000	0.16
Exercised	(821,500)	(0.05)
Canceled or expired	(214,147)	(0.06)
Outstanding at December 31, 2007:	766,959	0.07
Granted	854,000	2.32
Exercised	(205,521)	(0.03)
Canceled or expired	(7,083)	(0.01)
Outstanding at December 31, 2008:	1,408,355	$1.44

During the year December 31, 2007, the Company granted 50,000 non employee stock options in connection with the issuance of convertible debentures with an exercise price of $0.02 per share expiring on November 30, 2007.  The fair value (determined based on the underlying security) of $4,055 is reflected as a debt discount and amortized over the term of the underlying debenture (See Footnote 6 above).

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

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

During the year ended December 31, 2008, the Company granted an aggregate of 854,000 non employee stock options in connection services rendered at the exercise price from $1.58 to $4.72 per share.  The fair values of the vested options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	93.24% to 136.17%
Risk free rate:	2.25% to 3.99%

The fair value of all non-employee options vesting during the year ended December 31, 2008 of $457,307 was charged to current period operations.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	5.04	$0.001	100,000	$0.001
0.01	300,000	7.53	0.01	201,042	0.01
0.02	880,000	8.19	0.02	880,000	0.02
0.22	1,750,000	8.90	0.22	652,777	0.22
1.85	700,000	9.80	1.85	-	1.85
2.01	80,000	9.80	2.01	-	2.01
2.05	1,130,000	9.21	2.05	236,250	2.05
2.15	120,000	9.73	2.15	-	2.15
2.25	400,000	9.71	2.25	-	2.25
3.05	100,000	9.25	3.05	16,667	3.05
4.30	700,000	9.58	4.30	-	4.30
4.72	45,000	9.61	4.72	45,000	4.72
5.00	800,000	9.63	5.00	-	5.00

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2006:	480,000	$0.004
Granted	2,630,000	0.22
Exercised	(80,000)	(0.01)
Canceled or expired	-	-
Outstanding at December 31, 2007:	3,030,000	0.14
Granted	4,075,000	3.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	7,105,000	$1.81

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

During the year ended December 31, 2008, the Company granted 4,075,000 stock options with an exercise price from $1.85 to $5.00 per share expiring ten years from issuance.  The fair value was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	93.24% to 127.24%
Risk free rate:	3.48% to 3.91%

The fair value of all employee options vesting in the year ended December 31, 2008 of $1,803,263 was charged to current period operations.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 12 - FAIR VALUE

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2008:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Assets:
Short term Investment	$2,143,457	$2,143,457
Total	$2,143,457	$2,143,457	$-	-

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

The fair value of the assets, short term investments, at December 31, 2008 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at December 31, 2008.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 13 – INCOME TAXES

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, treatment of interest and penalties, and disclosure of such positions. Effective January 1, 2007, the Company adopted the provisions of FIN 48, as required. As a result of implementing FIN 48, there has been no adjustment to the Company’s financial statements and the adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements for the years ending December 31, 2008 and 2007.

Income tax expense for the years ended December 31, 2008 and 2007 are comprised of State taxes which primarily are not based on earnings.  No other income taxes were recorded on the earnings in 2008 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2008, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2024	$22,000,000

Tax Asset	7,480,000
Less valuation allowance	(7,480,000)

Balance	$—

NOTE 14 -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with independent contractors, certain of whom are also Company stockholders. Of those two are former directors of the Company. The Company incurred $132,000 (plus travel expenses) and $376,000 ($40,000 in cash compensation, plus the fair value of equity) in fees and expenses to these individuals for the years ended December 31, 2008 and 2007 respectively, in a consulting role.  They were involved in business development in 2007 and R&D in 2008 and 2007. The Agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof. The current R&D agreement has no equity compensation.

Operating Lease Commitments

The Company leases office space in Santa Clara, California on a lease expiring April 30, 2011 at approximately $5,800 per month.  Additionally the Company maintains a Princeton, New Jersey office at $5,000 per month with the lease expiring March 31, 2009 and a facility in Belgrade, Serbia on a month to month basis at $500 per month.

At December 31, 2008, future minimum lease payments are as follows:

2009	$72,706
2010	74,887
2011	25,207
2012	-
Thereafter	-

Total lease rental expenses for the years ended December 31, 2008 and 2007 was $90,506 and $9,130, respectively.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 14 -COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2008.

NOTE 15 – SUBSEQUENT EVENTS

In January 2009, the Company issued an aggregate of 3,973 shares of common stock as a dividend due to certain holders of the Series A shares in the amount of $4,843.

In January 2009, the Company issued 250,000 warrants to purchase the Company’s common stock at an exercise price of $1.50 vesting over 12 months.

In January 2009, the Company paid the related party promissory note and accrued interest.

In February 2009, the Company issued 1,305,000 shares in connection with the exercise of 1,392,000 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

NOTE 16 – RESTATEMENT

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
DECEMBER 31, 2008 AND 2007

NOTE 16 – RESTATEMENT (continued)

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
DECEMBER 31, 2008 AND 2007

NOTE 16 – RESTATEMENT (continued)

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
DECEMBER 31, 2008 AND 2007

NOTE 16 – RESTATEMENT (continued)

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
DECEMBER 31, 2008 AND 2007

NOTE 16 – RESTATEMENT (continued)

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
DECEMBER 31, 2008 AND 2007

NOTE 16 – RESTATEMENT (continued)

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
DECEMBER 31, 2008 AND 2007

NOTE 16 – RESTATEMENT (continued)

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