Form 10-Q
period 2009-03-31
NewCardio, Inc.
filed 2009-05-13
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at May 1, 2009
Common Stock, $0.001 Par Value	23,789,779

NEWCARDIO, INC.

INDEX

		Page Number
PART I	Financial Information

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2009 (Unaudited) and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2009 and March 31, 2008 and from the period September 7, 2004 (date of inception) to March 31, 2009	4

	Unaudited Condensed Consolidated Statements of Stockholders (Deficit) Equity for the period from September 7, 2004 (date of inception) to March 31, 2009	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2009, March 31, 2008 and from the period September 7, 2004 (date of inception) to March 31, 2009	13

	Notes to Unaudited Condensed Consolidated Financial Statements	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	36

PART II	Other Information

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 6.	Exhibits	38

SIGNATURES		41

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	Unaudited
ASSETS
Current assets:
Cash	$675,284	$2,324,793
Short term investment	2,156,551	2,143,457
Prepaid expenses	175,704	118,454
Total current assets	3,007,539	4,586,704

Property, plant and equipment, net of accumulated depreciation of $28,462 and $19,208 as of March 31, 2009 and December 31, 2008, respectively	143,359	110,718

Other assets:
Deposits	22,600	22,600

	$3,173,498	$4,720,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$665,220	$842,510
Note payable, related party, current portion	-	10,316
Put liability	744,280	744,280
Total current liabilities	1,409,500	1,597,106

Stockholders' equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 16,435 shares issued and outstanding as of March 31, 2009 and December 31, 2008	16	16
Common stock, $0.001 par value, 99,000,000 shares authorized; 23,764,779 and 22,335,595 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	23,765	22,336
Additional paid in capital	26,164,020	25,194,639
Deficit accumulated during development stage	(24,423,803)	(22,094,075)
Total stockholders' equity	1,763,998	3,122,916

	$3,173,498	$4,720,022

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		From September 7, 2004
		2008	(date of inception) through
	2009	(RESTATED)	March 31, 2009
Operating expenses:
Selling, general and administrative	$1,535,681	$736,967	$10,801,602
Depreciation	9,254	1,100	28,462
Research and development	792,872	285,106	4,077,982
Total operating expenses	2,337,807	1,023,173	14,908,046

Net loss from operations	(2,337,807)	(1,023,173)	(14,908,046)

Other income (expense)
Loss on change in fair value of warrant liability	-	(12,192,305)	(5,012,875)
Interest, net	14,891	53,294	(924,032)

Net loss before income taxes	(2,322,916)	(13,162,184)	(20,844,953)

Provision for income taxes	6,812	-	6,812

Net loss	(2,329,728)	(13,162,184)	(20,851,765)

Preferred stock dividend	-	(214,112)	(3,572,038)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,329,728)	$(13,376,296)	$(24,423,803)

Net loss-basic and fully diluted	$(0.10)	$(0.66)

Weighted average number of shares-basic and fully diluted	23,126,483	20,237,522

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through March 31, 2009
(unaudited)

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

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through March 31, 2009
(unaudited)

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

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through March 31, 2009
(unaudited)

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

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through March 31, 2009
(unaudited)

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

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through March 31, 2009
(unaudited)

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

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through March 31, 2009
(unaudited)

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

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through March 31, 2009
(unaudited)

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

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through March 31, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$-	16,435	$16	22,335,595	$22,336	$25,194,639	$-	$(22,094,075)	$3,122,916
Dividend on preferred stock	-	-	-	-	3,973	4	4,839	-	-	4,843
Fair value of vested options issued for services rendered	-	-	-	-	-	-	854,973	-	-	854,973
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	103,101	-	-	103,101
Common stock issued in January 2009 at $1.85 per share for services rendered	-	-	-	-	2,500	2	3,998	-	-	4,000
Common Stock issued in connection with options exercised at $0.01 per share in February 2009	-	-	-	-	69,792	70	628	-	-	698
Exercise of warrants on a cashless basis	-	-	-	-	1,305,000	1,305	(1,305)	-	-	-
Common Stock issued in connection with options exercised at $0.01 per share in March 2009	-	-	-	-	26,250	26	236	-	-	262
Common stock issued in connection with options exercised at $0.02 per share in March 2009	-	-	-	-	9,174	9	175	-	-	184
Common stock issued in connection with options exercised at $0.22 per share in March 2009	-	-	-	-	12,495	13	2,736	-	-	2,749
Net loss	-	-	-	-	-	-	-	-	(2,329,728)	(2,329,728)
Balance, March 31, 2009	-	$-	16,435	$16	23,764,779	$23,765	$26,164,020	$-	$(24,423,803)	$1,763,998

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,		From September 7, 2004
		2008	(date of inception) through
	2009	Restated	March 31, 2009
Cash flows from operating activities:
Net loss for the period	$(2,329,728)	$(13,162,184)	$(20,851,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,254	1,100	28,462
Amortization of deferred compensation	-	-	337,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	4,000	-	549,788
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Series B-Preferred stock issued in connection with conversion of Series A-Preferred stock	-	-	1,551,044
Notes payable issued in conjunction with services rendered	-	-	10,316
Options converted for services rendered	-	-	3,300
Fair value of options issued for services rendered	854,973	251,692	3,438,605
Fair value of warrants issued as compensation for services	103,101	-	584,956
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	-	12,192,305	5,012,875
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	-	5,713
(Increase) decrease in:
Prepaid expenses	(57,250)	(41,250)	(175,704)
Deposits	-	(12,600)	(22,600)
(Decrease) increase in:
Accounts payable and accrued liabilities	(172,447)	(434,213)	528,679
Net cash used in operating activities	(1,588,097)	(1,205,150)	(7,512,113)

Cash flows from investing activities:
Purchase of property plant and equipment	(41,895)	(71,577)	(171,821)
Purchases of short term investment	(13,094)	(49,125)	(2,156,551)
Net cash used in investing activities	(54,989)	(120,702)	(2,328,372)

Cash flows from financing activities:
Payments on notes payable	(10,316)	-	(10,316)
Proceeds from exercise of common stock options	3,893	-	13,748
Proceeds from exercise of warrants	-	-	2,799,745
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-	-	7,342,500
Proceeds from sale of common stock	-	-	113,513
Proceeds from convertible debt, net	-	-	177,500
Net cash (used in) provided by financing activities	(6,423)	-	10,515,769

Net (decrease) increase in cash and cash equivalents	(1,649,509)	(1,325,852)	675,284
Cash and cash equivalents at beginning of period	2,324,793	1,476,625	-

Cash and cash equivalents at end of period	$675,284	$150,773	$675,284

Supplemental disclosures of cash flow information:
Taxes paid	$6,812	$-	$6,812
Interest paid	$1,117	$-	$1,117

Non cash financial activities:
Fair value of warrants issued with redeemable preferred stock	$-	$-	$4,802,973
Fair value of warrants issued as compensation for financing	$-	$-	$355,034
Beneficial conversion feature of redeemable preferred stock	$-	$-	$2,817,710
Preferred stock dividend	$-	$214,112	$2,817,710

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Basis and business presentation

The consolidated condensed financial statements include the accounts of the Company, including NewCardio Technologies, Inc., its wholly-owned subsidiary (“NewCardio Technologies”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") with its efforts principally devoted to developing cardiac diagnostics tools and equipment in the United States and Europe. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2009, the Company has accumulated losses of $24,423,803 attributable to common stockholders.

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

The accompanying unaudited condensed consolidated financial statements include the historical financial condition, results of operations and cash flows of the Company prior to the Share Exchange.

All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse acquisition as if the transaction had taken place as of the beginning of the earliest period presented.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 8 for further discussion regarding fair valuation.

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
MARCH 31, 2009

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

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

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

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material. Fully diluted shares outstanding were 43,061,008 and 39,463,033 for the three month period ended March 31, 2009 and 2008, respectively.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

As more fully described in Note 7 below, the Company granted stock options over the years to employees of the Company under its 2004 Equity Incentive Plan.  The Company granted non-qualified stock options to purchase 70,000 and 1,130,000 shares of common stock during the three month period ended March 31, 2009 and 2008, respectively, to employees and directors of the Company under the 2004 Equity Incentive Plan.

As of March 31, 2009, there were outstanding employee stock options to purchase 7,175,000 shares of common stock, 2,368,194 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred research and development expenses of $792,872, $285,106 and $4,077,982 for the three month periods ended March 31, 2009 and 2008 and from September 7, 2004 (date of inception) through March 31, 2009, respectively.

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
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred net loss from operations of $14,908,046 from its inception on September 7, 2004 through March 31, 2009.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 141R in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.The adoption of EITF 07-1in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The adoption of EITF 07-05 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The adoption of SFAS No. 161 did not have a material effect on its consolidated financial position, results of operations or cash flows.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP No. FAS 142-3 did not have a material effect on its consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The adoption of FSP APB 14-1 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF No. 03-6-1 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during three months ended March 31, 2009, the Company incurred operating losses of $2,337,807 and used $7,512,113 in cash for operating activities from its inception through March 31, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – NOTES PAYABLE-RELATED PARTY

Notes payable related party is comprised of a promissory note totaling $10,316, due November 15, 2008 with interest at 4.9% per annum due upon maturity to a former director of the Company. The note was paid in January 2009.

NOTE 4 – PUT LIABILITY

In connection with the exercise of J warrants in December 2008, the Company has agreed to re-acquire 1,896 shares of Series B Preferred Stock (Put Option) for a sum of $744,280, net of unpaid transaction costs of $56,000 at the holder’s option for 30 days after March 2, 2009.  If the holder does not exercise the Put Option by April 1, 2009, the option expires.

On April 7, 2009, the period related to the Put was extended to June 30, 2009. See also Note 9.

NEWCARDIO, INC

(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 5 - WARRANT LIABILITY

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

NOTE 6 – STOCKHOLDERS EQUITY

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
MARCH 31, 2009

 NOTE 6 – STOCKHOLDERS EQUITY (continued)

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
MARCH 31, 2009

NOTE 6 – STOCKHOLDERS EQUITY (continued)

Common Stock (continued)

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

In January 2009, the Company issued an aggregate of 3,973 shares of common stock as a dividend due to holders of the Series A shares in the amount of $4,843.

In January 2009, the Company issued 2,500 shares of common stock for services rendered at approximately $1.60 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

NOTE 7 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2009:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price

$0.10	1,200,000	1.22	$0.10	1,200,000	$0.10
0.50	25,000	2.40	0.50	25,000	0.50
0.95	120,842	3.74	0.95	120,842	0.95
0.96	203,385	3.25	0.96	203,385	0.96
1.14	5,178,948	3.74	1.14	5,178,948	1.14
1.15	162,709	3.25	1.15	162,709	1.15
1.50	250,000	4.78	1.50	41,666	1.50
2.00	300,000	2.17	2.00	241,671	2.00
4.00	300,000	2.17	4.00	241,671	4.00
Total	7,740,884	3.23		7,415,892

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7 -STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	17,718,627	$1.06
Issued	600,000	3.00
Exercised	(9,435,743)	1.27
Canceled or expired	-	-
Outstanding at December 31, 2008	8,882,884	0.95
Issued	250,000	1.50
Exercised	(1,392,000)	0.10
Canceled or expired	-	-
Outstanding at March 31 2009	7,740,884	$1.13

For the three month period ended March 31, 2009, warrants totaling 250,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for five years from the date of issuance at an exercise price of $1.50 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 143.28% and risk free rate from 1.67%.

The Company recorded the vested portion of warrants as a charge to operations of $103,101 in the three month period ended March 31, 2009.

During the three month period ended March 31, 2009, warrant holders exercised 1,392,000 warrants on a cashless basis in exchange for 1,305,000 shares of the Company’s common stock.

Non-Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	144,146	5.49	$0.01	109,667	$0.01
0.02	113,326	7.01	0.02	57,076	0.02
0.22	179,172	8.86	0.22	112,505	0.22
1.58	8,000	9.56	1.58	833	1.58
2.00	400,000	9.70	2.00	-	2.00
2.25	320,000	9.18	2.25	80,001	2.25
3.30	100,000	9.47	3.30	18,750	3.30
4.72	26,000	9.61	4.72	6,417	4.72
Total	1,290,644	7.40		385,249

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7 -STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	766,959	$0.07
Granted	854,000	2.32
Exercised	(205,521)	(0.03)
Canceled or expired	(7,083)	(0.01)
Outstanding at December 31, 2008:	1,408,355	1.44
Granted	-	-
Exercised	(117,711)	(0.03)
Canceled or expired	-
Outstanding at March 31, 2009:	1,290,644	$1.57

The fair value of all non-employee options vesting during the three months ended March 31, 2009 and 2008 of $45,791 and $52,350 was charged to current period operations.

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	4.79	$0.001	100,000	$0.001
0.01	300,000	7.28	0.01	216,667	0.01
0.02	880,000	7.94	0.02	880,000	0.02
0.22	1,750,000	8.65	0.22	798,610	0.22
1.60	70,000	9.77	1.60	-	1.60
1.85	700,000	9.55	1.85	-	1.85
2.01	80,000	9.55	2.01	-	2.01
2.05	1,130,000	8.96	2.05	305,000	2.05
2.15	120,000	9.48	2.15	-	2.15
2.25	400,000	9.46	2.25	-	2.25
3.05	100,000	9.00	3.05	22,917	3.05
4.30	700,000	9.33	4.30	-	4.30
4.72	45,000	9.36	4.72	45,000	4.72
5.00	800,000	9.38	5.00	-	5.00
Total	7,175,000	8.83		2,368,194

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 7 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	3,030,000	$0.14
Granted	4,075,000	3.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	7,105,000	1.81
Granted	70,000	1.60
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2009:	7,175,000	$1.81

During the three month period ended March 31, 2009, the Company granted 70,000 stock options with an exercise price of $1.60 expiring ten years from issuance.  The fair value was determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	136.21%
Risk free rate:	2.49%

The fair value of all employee options vesting in the three month periods ended March 31, 2009 and 2008 of $809,182 and $199,342, respectively, was charged to current period operations.

NOTE 8 — FAIR VALUE

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
MARCH 31, 2009

NOTE 8 — FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of March 31, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
Short term Investment	$2,156,551	$2,156,551
Total	2,156,551	2,156,551
Liabilities
None	-	-	-	-
Total	$-	$-	$-	$-

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

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

The fair value of the assets, short term investments, at March 31, 2009 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at March 31, 2009.

NOTE 9 – SUBSEQUENT EVENTS

On December 1, 2008, the Company entered into an agreement to restructure, and closed the restructuring, of the going-forward terms of our December 27, 2007 financing (the “Amendment”).  At that time, and as disclosed in our current report on Form 8-K, filed on December 3, 2008, (i) a “lock-up” was imposed with respect to certain securities (the “Lockup”), and (ii) Platinum-Montaur Life Sciences LLC (“Platinum”) was given the right, under certain circumstances, to tender to the Company certain of its Series B Convertible Preferred Stock received in the restructuring in exchange for a return of the sum paid to the Company for such Series B Convertible Preferred Stock (the “Put”).

On April 7, 2009, certain terms of the Amendment were amended.  The period of the Lockup was extended through at least June 30, 2009, and the period related to the Put also was extended to June 30, 2009.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 9 – SUBSEQUENT EVENTS (continued)

On April 15, 2009, the Board of Directors approved the cancellation of certain existing options, granted from March 7, 2008 to January 5, 2009, covering 4,449,000 common shares, in exchange for replacement grants having a strike price of $0.80 per share and enhanced vesting provisions.    In addition, the Board approved the creation of the 2009 Equity Compensation Plan, having substantially the same terms and conditions of the existing 2004 Plan, except for further enhanced vesting provisions, with 8,000,000 shares of common stock reserved.  In conjunction with the approval of the 2009 Equity Compensation Plan, the Board approved the issuance of Restricted Stock Units (RSUs) convertible into 1,550,000 shares of its common stock to key officers, employees and consultants which vest no later than April 15, 2011. The RSUs are redeemable for cash or shares at the time vested at the election of the Company.

NOTE 10 – RESTATEMENT

The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 have been restated to correct the accounting treatment of the issuance of Series A Redeemable Preferred Stock, warrants issued in connection with the Series A Redeemable Preferred Stock and related fees and warrants issued in connection with the issuance.

The was no effect in the income statement or on cash flows from operating, investing or financing the three months ended March 31, 2008.

The following tables summarize the effects of these adjustments on the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008.

 Condensed Consolidated Statement of Operations
For the Three Months March 31, 2008

	As Previously
	Reported	Adjustment		Reference	As Restated

Operating expenses:
Selling, general and administrative	$736,967	$			$736,967
Depreciation	1,100				1,100
Research and development	285,106				285,106
Total operating expenses	1,023,173		-		1,023,173

Net loss from operations	(1,023,173)		-		(1,023,173)

Other income (expense)
Loss on change in fair value of warrant liability	(12,192,305)				(12,192,305)
Interest	(160,818)		214,112	a	53,294

Net loss before income taxes	(13,376,296)		214,112		(13,162,184)

Provision for income taxes	-		-		-

Net loss	(13,376,296)		214,112		(13,162,184)

Preferred Stock dividend	-		(214,112)	a	(214,112)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(13,376,296)		$-		$(13,376,296)

Net loss per share, basic and diluted	$(0.66)		$-		$(0.66)

 NEWCARDIO, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

NOTE 10 – RESTATEMENT (continued)

Condensed Consolidated Statement of Cash Flows
For the Quarter Ended March 31, 2008

	As Previously
	Reported	Adjustment	Reference	As Restated
Cash flows from operating activities:
Net loss for the period	$(13,376,296)	$214,112	b	$(13,162,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,100			1,100
Fair value of options issued for services rendered	251,692			251,692
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	12,192,305			12,192,305
(Increase) decrease in:
Prepaid expenses	(41,250)			(41,250)
Deposits	(12,600)			(12,600)
Increase (decrease) in:
Accounts payable and accrued liabilities	(220,101)	(214,112)	b	(434,213)
Net cash used in operating activities	(1,205,150)	-		(1,205,150)

Cash flows from investing activities:
Purchase of property, plant and equipment	(71,577)			(71,577)
Purchase of short term investment	(49,125)			(49,125)
Net cash used in investing activities	(120,702)	-		(120,702)

Cash flows from financing activities:
Net cash provided by financing activities	-	-		-

Net (decrease) in cash	(1,325,852)	-		(1,325,852)
Cash at beginning of period	1,476,625			1,476,625

Cash at end of period	$150,773	$-		$150,773

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

 (b) As described in (a) above, the dividend for the Series A Preferred Stock is shown below Net Loss as an increase in the Net Loss Attributable to Common Shareholders.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.   Until we are able to generate sufficient liquidity from operations, if we are not able to raise sufficient additional capital, it could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Overview

Significant highlights for the first quarter of 2009 were as follows:

●
Our activity and spending continued at levels similar to the fourth quarter of 2008. For the first three months of 2009, our net cash used in operating activities was just over $1.5 million; spending was at a relatively constant rate. We continue to fund our operations from the proceeds of our December 27, 2007 financing, and the December 2008 exercise of $2.8 million in warrants related to this financing, of which $0.8 million of these monies are subject to a put option expiring June 30, 2009. See also our liquidity discussion concerning a going concern opinion.

●
We have initiated customer interactions, focusing on large CRO’s, Pharma, and ECG core Labs, in order to facilitate their evaluation of QTinno™, which will potentially include validating QTinno™ using a historical set of ECGs, for use in a ThoroughQT (TQT) study. Moving in parallel with the potential customer interaction is the definition and validation of the quality management systems, software quality assurance, information technology and client services infrastructure required to support the customer studies in a “Software as a Service” (SaaS) environment. All of these efforts are in support of potential customers performing an audit of the QTinno™ solution. These audits will verify that we are in compliance with 21 CFR Part 11, which regulates the use of automated systems used in the collection and submission of electronic data to the FDA. At that time we will be able to schedule actual revenue studies depending on these customers and their drug pipeline. A typical study will evaluate approximately 15,000 ECGs using our QTinno™ automated tool. We believe this is a process that remains on track for the second half of this year.

●
We added a director of software development in the beginning of 2009 and have no other R&D hiring plans at this time. We have also initiated filings of additional patents intended to significantly expand our intellectual property coverage of  QTinno™, Visual3Dx™ and CardioBip™.

Clinical Development – QTinno™

QTinno™ has been clinically validated at this time with both internal and external studies as previously reported. Results showed that QTinno™’s automated determination and the “gold standard” manual measurement were virtually identical (less than 1 millisecond difference), and individual measurements showed a high degree of precision (standard deviation of well under 10 milliseconds between the two approaches).

During the quarter ended March 31, 2009, we focused on the development of the graphical user interface (GUI) and on the database aspect of QTinno™ and have integrated them with the QTinno™ computation engine. Completion of software verification and validation is scheduled for the second and third quarters of 2009, respectively.

We submitted a research proposal to the Cardiac Safety Research Consortium (CSRC) seeking to perform automated analysis of ECGs from one or more recent drug clinical studies submitted to the U.S. Food and Drug Administration (FDA) and stored in the FDA’s “warehouse” of digital ECGs.  Our proposal was approved on October 7, 2008.  We expect to have access to ECGs from a recent drug clinical study, and while this has not occurred we believe that we will be able to use this as another validation point in the commercialization process. We now expect to analyze the CSRC files in the second quarter of 2009. Further, we joined the CSRC in January of 2009 as well.

During the first quarter of 2009 we announced acceptance of one of our clinical studies to a major peer-reviewed cardiovascular journal.  We submitted several abstracts describing results of our clinical studies for presentation at major national scientific meetings and presented at the American College of Cardiology (ACC) 58th Annual Scientific Session in Orlando on March 29, 2009, with others to follow in the second quarter of 2009.

Internal Research Project – Visual3Dx™

We continue to study internally Visual3Dx™’s performance in ECGs from patients undergoing evaluation for acute chest pain.  The focus is in the emergency room. Our objective continues to be the collection of data to help us refine the product and prepare it for an external clinical trial to support a filing for clearance with the FDA, which we currently plan to complete next year.  We believe that Visual3Dx™ is eligible for 510(k) premarket notification clearance procedure as a Class II device.  This belief is supported by specific sections of 21 Code of Federal Regulations Part 870, identifying programmable diagnostic computers (21 CFR 870.1425), electrocardiographs (21 CFR 870.2340), vectorcardiographs (21 CFR 870.2400), and electrocardiographic monitoring devices (21 CFR 870.1425), as Class II devices.

Our focus for Visual3Dx™ is to create a software product that shows improvements in both sensitivity and specificity compared to the results of traditional ECGs that do not use our 3D platform.

Internal Research Project – CardioBip™

We have had 40 prototype CardioBip™ units operating in Belgrade, Serbia, collecting 3D ECG data and wirelessly transmitting them to a 24-hour on-call cardiology center for review. More than 2000 successful ECG data transmissions from more than 50 patients have been completed to-date. We plan to summarize the goals and the results of this pilot project to determine next steps. This solution will target the chronic care market as a wireless data collection, transmission and interpretation platform expected to provide results and analyses otherwise only available from a traditional 12-lead ECG machine. The timeline and budget for this product development project has not been established at this time.

Commercialization Efforts: QTinno™:

Our commercialization efforts are focused towards supporting our first customer TQT study in the mid-year timeframe. These efforts include a series of parallel organizational activities, some internally focused, some external, which largely began this quarter and will continue in the coming months. They include:

•  Quality Management System – supporting the definition, development and validation of the processes, procedures and systems necessary to ensure section 21 CFR 11 compliance, initially, while at the same time providing the foundation to support FDA 510(k) submission and approval process for subsequent products/solutions including Visual3Dx™ and CardioBip™.

•  Software Quality Assurance – building the infrastructure, to include automated test management software solution, to efficiently manage the software verification and validation process.

•  Information Technology – complete the installation and validation of the hardware, software and network infrastructure required to support the internal operations, to include software development, quality assurance, office automation, as well as the external operations, specifically, the support of our customers in their use of the QTinno™ solution as SaaS.

•  Product Management – establishing the structure to ensure the effective collaboration of the Medical/Scientific, Technical, Industry and Customer resources in the definition and execution of our strategic solution strategies. The initial focus is defining the scope of functionality and schedule for delivery of QTinno™.

•  Customer Service – defining the services methodology, to include supporting tools and kits, for the effective implementation and support of the QTinno™ solution.

•      Business Development – developing the going to market strategies for the initial release of QTinno™, to include market segmentation, value proposition, pricing, and scope of services, in order to ensure that we achieve our customer and study targets for 2009 and 2010.

These activities provide the basis for driving the prospective customer interactions. The prospective customer interactions have been planned, to include site visits, medical team interaction, retrospective ECG file validation, pricing/value proposition development and industry reference reviews, to allow for their audit of us mid-year, in sync with our planned organizational readiness. This schedule will enable us to be in position to execute/support our initial customer studies shortly thereafter in the third quarter, all subject to the scheduled startup of their TQT studies.

Comparison of Results of Operations for the Three Months Ended March 31, 2009 to March 31, 2008

Selected results of operations for the quarters ended March 31, 2009 and March 31, 2008 were as follows:

Financial Condition and Results of Operations

	Three months ended March 31,
	2009	2008 (RESTATED)
Operating expenses:
Selling, general and administrative	$1,535,681	$736,967
Depreciation	9,254	1,100
Research and development	792,872	285,106
Total operating expenses	2,337,807	1,023,173
Net loss from operations	(2,337,807)	(1,023,173)
Other income (expense)
Loss on change in fair value of warrant liability	-	(12,192,305)
Interest, net	14,891	53,294
Net loss before income taxes	(2,322,916)	(13,162,184)
Provision for income taxes	6,812	-
Net loss	(2,329,728)	(13,162,184)
Preferred stock dividend	-	(214,112)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,329,728)	$(13,376,296)

Quarter ended March 31, 2009 and 2008

Selected results of operations for the three months ended March 31, 2009 and March 31, 2008 were as follows:

We continue to operate in 2009 as a development stage company and, as such, we have limited capital and limited capital resources and no revenues. We do not expect to see any revenues until the second half of 2009.

As of March 31, 2009, we have $2.8 million in cash and short term investment, the balance remaining from the financing we completed in December 2007, including the December 2008 related warrant exercise.

Our spending, while it has grown, remains relatively constant. In the first quarter of 2008 we spent $1.2 million and this increased to $1.6 million in the first quarter of 2009. The primary increase is in headcount and related costs as we have grown from 3 employees last year to 10 employees now. See also the review of our operating expenses which follows.

Selling, general and administrative expenses grew 108% to $1,536,000 for the quarter ended March 31, 2009, an increase of $799,000 from $737,000 in 2008.  The increase is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation totaled $661,000 in the quarter ended March 31, 2009, up $458,000 from $203,000 a year ago. The balance of the spending is primarily for human resources, both employees and consultants, and related travel expenses. In the quarter ended March 31, 2009 administrative expenses, including corporate, finance/investor relations and business development approximated $481,000 and in addition, we invested approximately $393,000 in the start of our commercialization efforts. This commercialization effort is the primary spending increase between years. General and administrative expense spending were approximately $534,000 in the quarter ended March 31, 2008.

Research and development expenses grew 178% to $793,000 for the quarter ended March 31, 2009, an increase of $508,000 from $285,000 in 2008.  Stock based compensation totaled $301,000 in the quarter ended March 31, 2009, up $253,000 from $48,000 a year ago. Spending approximately doubled to $491,000 in the quarter ended March 31, 2009, up $254,000 from $237,000 a year ago. We have hired a Chief Medical Officer, a Chief Technology Officer and a software director reporting to the CTO since last year. This accounts for almost all of the increase in spending. We are productizing the QTinno™ code in accordance with software guidelines. QTinno™ must be compliant with substantial portions of 21 CFR, particularly 21 CFR Part 11 regulating collection and submission of electronic data to the FDA, and this process is well under way. We continue the development work on Visual3Dx™ as well, focusing on performance criteria to be evaluated in an upcoming clinical trial planned for later in the year.

Our equity compensation agreements with non-employees are under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS 123."   We compensate non-employee consultants for services using equity or cash or a combination of both. Further, stock options are an element of employee compensation.  Total stock based compensation as discussed above is expected to have a material effect on our results of operations during the next 12 months, including the impact of the replacement grants issued in April 2009 and discussed in Footnote 9. On the administrative side, we use stock and stock option grants for consultants primarily in support of our investor relation programs providing public market information.  On the research side, we use consultants for both the technical development of our products and also for support of our clinical development process.

The loss on change in the fair value of our warrant liability in 2008 relates to the accounting for the warrants issued in the December 2007 financing.  We marked the value of these warrants to market on March 31, 2008 and, based on the March 31, 2008 market price of our common stock compared to December 31, 2007, the value and, thus, warrant liability increased substantially. On December 1, 2008, all of these warrants that had contained a provision requiring a cash settlement were exercised or terms modified to exclude such provision.  As such, the fair value of the warrant liability at the time of the exercise or term modification was reclassified to equity and no balance remains at December 31, 2008 or thereafter.

Liquidity and Capital Resources

As a development stage company, we have limited capital and limited capital resources.  We have incurred a net loss of $20.9 million from our inception in September 2004 through March 31, 2009 of which $7.5 million represents cash used in operating activities.

As of March 31, 2009, we had working capital of approximately $1.6 million. We believe that we will continue to incur net losses and negative cash flow from operating activities into 2010. We have met our cash requirements to date through the private placement of common stock, the exercise of stock options, the private placement of preferred stock and the issuance of convertible notes.  We have raised a net amount of approximately $10 million since inception, most of which was raised in our December 2007 private placement and related 2008 warrant exercises.  We believe the working capital will sufficiently fund our operations and business plan into the second half of 2009.

Until we are able to generate sufficient liquidity from operations, we intend to continue to fund operations from cash on-hand, through private debt or equity placements of our securities, and from revenues – which are expected in the second half of 2009. Our continued operations will depend on whether we are able to generate sufficient liquidity from operations and/or raise additional capital through such sources as equity and debt financings, collaborative and licensing agreements and strategic alliances. There can be no assurance that additional capital will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. We currently have no commitments for any additional capital.

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

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in the second half of 2009 in order to meet our current and projected cash flow deficits from operations and development. We have sufficient funds to conduct our operations for several months, but not for the balance of 2009 or beyond. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

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

We will still need additional investments in order to continue operations to cash flow breakeven but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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
Accounting for and Classifying Warrants

At December 31, 2007 until December 1, 2008, the warrants we issued to the investors in the December 2007 private placement contained a “fundamental transaction” clause that if, while the warrants are outstanding, we effect a merger or consolidation, or similar transactions as defined in the warrants, and the warrant holders could demand net cash settlement. As the warrants contain a provision that could require cash settlement, pursuant to  EITF 00-19,   “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,”   the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under EITF 00-19 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in 2007 and reduced the value of the shares of Series A Stock subject to redemption. Subsequent to the initial issuance date, we are required to adjust, and have been adjusting, the warrants to fair value through current period operations. We made a final adjustment to fair value at December 1, 2008 when the warrants were exercised, settled or amended. The Series J and Series J-Warrants were exercised and converted on December 1, 2008 and the Series A Warrants were amended so that all warrants meet the EIFT 00-19 criteria for permanent equity and the liability has been eliminated. At December 31, 2008 there is no warrant liability.

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

Items recorded or measured at fair value on a recurring basis in our accompanying financial statements consisted of the following items as of March 31, 2009:

	Total	Quoted prices in active markets for identical instruments Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Short term investment	$2,156,551	$2,156,551	$-	$-

Total	$2,156,551	$2,156,551	$-	$-

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of FSP FAS No. 157-2, we adopted the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2009.  The adoption of SFAS No. 157, including SFAS No. 157-2, did not have a material impact on our financial position or results of operations.

The fair value of the assets, short term investments, at March 31, 2009 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at March 31, 2009.

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

Inflation

Our opinion is that inflation has not had a material effect on our operation.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three-month period ended March 31, 2009, we have issued the following securities that were not registered under the Securities Act of 1933, as amended:

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

4.8	Certificate of Designation of Series A Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of the Registrant’s Form 8-K filed on January 4, 2008).
4.9	Second Amendment to Securities Purchase Agreement, made as of April 7, 2009, incorporated by reference to Exhibit No. 10.32 of Registrant's Form 8-K filed on April 8, 2009.
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

NEWCARDIO, INC.

Date: May 13, 2009	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer