Form 10-Q
period 2009-06-30
NewCardio, Inc.
filed 2009-08-14
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at August 3, 2009
Common Stock, $0.001 Par Value	23,862,779

NEWCARDIO, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – June 30, 2009 (Unaudited) and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2009 and June 30, 2008 and from the period September 7, 2004 (date of inception) to June 30, 2009	4

	Unaudited Condensed Consolidated Statements of Stockholders (Deficit) Equity for the period from September 7, 2004 (date of inception) to June 30, 2009	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2009 and June 30, 2008 and from the period September 7, 2004 (date of inception) to June 30, 2009	14

	Notes to Unaudited Condensed Consolidated Financial Statements	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 4.	Controls and Procedures	39

PART II	Other Information

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6.	Exhibits	40

SIGNATURES		42

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	Unaudited
ASSETS
Current assets:
Cash	$1,366,619	$2,324,793
Short term investment	-	2,143,457
Prepaid expenses	59,954	118,454
Total current assets	1,426,573	4,586,704

Property, plant and equipment, net of accumulated depreciation of $42,516 and $19,208 as of June 30, 2009 and December 31, 2008, respectively	185,779	110,718

Other assets:
Deposits	22,600	22,600

	$1,634,952	$4,720,022

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$679,014	$842,510
Note payable, related party, current portion	-	10,316
Put liability	744,280	744,280
Total current liabilities	1,423,294	1,597,106

Stockholders' equity
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 16,435 shares issued and outstanding as of June 30, 2009 and December 31, 2008	16	16
Common stock, $0.001 par value, 99,000,000 shares authorized; 23,832,779 and 22,335,595 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	23,833	22,336
Additional paid in capital	27,230,887	25,194,639
Deficit accumulated during development stage	(27,043,078)	(22,094,075)
Total stockholders' equity	211,658	3,122,916

	$1,634,952	$4,720,022

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From September 7, 2004
	Three months ended June 30,		Six months ended June 30,		(date of inception) through
	2009	2008	2009	2008	June 30, 2009
Operating expenses:
Selling, general and administrative	$1,863,584	$1,169,250	$3,399,265	$1,906,217	$12,665,186
Depreciation	14,054	5,446	23,308	6,546	42,516
Research and development	749,549	321,531	1,542,421	606,637	4,827,531
Total operating expenses	2,627,187	1,496,227	4,964,994	2,519,400	17,535,233

Loss from operations	(2,627,187)	(1,496,227)	(4,964,994)	(2,519,400)	(17,535,233)

Other income (expense)
Loss on change in fair value of warrant liability	-	(14,684,154)	-	(26,876,459)	(5,012,875)
Interest, net	8,042	49,044	22,933	102,338	(915,990)

Net loss before income taxes	(2,619,145)	(16,131,337)	(4,942,061)	(29,293,521)	(23,464,098)

Provision for income taxes	130	-	6,942	-	6,942

Net loss	(2,619,275)	(16,131,337)	(4,949,003)	(29,293,521)	(23,471,040)

Preferred stock dividend	-	(205,000)	-	(419,112)	(3,572,038)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,619,275)	$(16,336,337)	$(4,949,003)	$(29,712,633)	$(27,043,078)

Net loss-basic and fully diluted	$(0.11)	$(0.80)	$(0.21)	$(1.46)

Weighted average number of shares-basic and fully diluted	23,803,867	20,388,689	23,467,046	20,312,462

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through June 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance, September 7, 2004	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ -
Adjustment of recapitalization
Common stock issued to founders at $0.001 per share in September 2004	-	-	-	-	3,176,642	3,177	-	-	-	3,177
Common stock issued for intellectual property at $0.001 per share in September 2004	-	-	-	-	260,152	260	-	-	-	260
Common stock issued in connection with options exercised at $0.001 per share in November 2004	-	-	-	-	300,000	300	-	-	-	300
Series A preferred stock issued to founders at $0.01 per share in September 2004	4,563,206	456	-	-	-	-	45,176	-	-	45,632
								-
Fair value of options issued in September 2004	-	-	-	-	-	-	263	-	-	263
Net loss	-	-	-	-	-	-	-	-	(172,343)	(172,343)
Balance, December 31, 2004	4,563,206	$ 456	-	$ -	3,736,794	$ 3,737	$ 45,439	$ -	$ (172,343)	$ (122,711)

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through June 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	4,563,206	$ 456	-	$ -	3,736,794	$ 3,737	$ 45,439	$ -	$ (172,343)	$ (122,711)
Fair value of options issued in August 2005	-	-	-	-	-	-	44,558	-	-	44,558
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	-	-	-	-	232,502	-	-	232,502
Net loss	-	-	-	-	-	-	-	-	(604,739)	(604,739)
Balance, December 31, 2005	4,563,206	456	-	-	3,736,794	3,737	322,499	-	(777,082)	(450,390)
Common stock issued at $0.10 per share for services rendered in March 2006	-	-	-	-	278,375	278	27,560	-	-	27,838
Fair value of options issued in July 2006	-	-	-	-	-	-	60,082	-	-	60,082
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,572	-	-	1,572
Fair value of options issued in September 2006	-	-	-	-	-	-	9,729	-	-	9,729
Common stock issued at $0.10 per share for services rendered in October 2006	-	-	-	-	75,000	75	7,425	-		7,500
Fair value of options issued in October 2006	-	-	-	-	-	-	7,006	-	-	7,006
Net loss	-	-	-	-	-	-	-	-	(378,175)	(378,175)
Balance, December 31, 2006	4,563,206	$ 456	-	$ -	4,090,169	$ 4,090	$ 435,873	$ -	$ (1,155,257)	$ (714,838)

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through June 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	4,563,206	$ 456	-	$ -	4,090,169	$ 4,090	$ 435,873	$ -	$ (1,155,257)	$ (714,838)
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	4,141	-	-	4,141
Fair value of options for services rendered	-	-	-	-	-	-	201,424	-	-	201,424
Common stock subscription received in June 2007	-	-	-	-	-	-	-	84,000	-	84,000
Common stock issued in June 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	-	-	4,200,000	4,200	415,800	(84,000)	-	336,000
Common stock issued in connection with options exercised at $0.01 per share in June 2007	-	-	-	-	137,500	138	1,237	-	-	1,375
Common stock issued in connection with options exercised at $0.001 per share in July 2007	-	-	-	-	100,000	100	-	-	-	100
Common stock issued in connection with options exercised at $0.01 per share in July 2007	-	-	-	-	204,000	204	1,836	-	-	2,040
Common stock subscription received in September 2007	-	-	-	-	-	-	-	29,513	-	29,513
Common stock issued in September 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	-	-	1,475,631	1,476	146,087	(29,513)	-	118,050
Common stock issued in connection with options exercised at $0.001 per share in October 2007	-	-	-	-	300,000	300	-	-	-	300
Common stock issued in connection with options exercised at $0.01 per share in December 2007	-	-	-	-	110,000	110	990	-	-	1,100
Subtotal	4,563,206	$ 456	-	$ -	10,617,300	$ 10,618	$ 1,207,388	$ -	$ (1,155,257)	$ 63,205

The accompanying notes to these unaudited condensed consolidated financial statements
7

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through June 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	4,563,206	$ 456	-	$ -	10,617,300	$ 10,618	$ 1,207,388	$ -	$ (1,155,257)	$ 63,205
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	-	-	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	-	-	598,693	-	-	598,693
Beneficial conversion feature of preferred stock	-	-	-	-	-	-	2,817,710	-	-	2,817,710
Dividend on preferred stock	-	-	-	-	-	-	-	-	(2,817,710)	(2,817,710)
Net loss	-	-	-	-	-	-	-	-	(3,185,141)	(3,185,141)
Balance, December 31, 2007	-	$ -	-	$ -	20,237,522	$ 20,238	$ 5,853,154	$ -	$ (7,158,108)	$ (1,284,716)

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through June 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$ -	-	$ -	20,237,522	$ 20,238	$ 5,853,154	$ -	$ (7,158,108)	$ (1,284,716)
Fair value of vested options for services rendered	-	-	-	-	-	-	2,260,570	-	-	2,260,570
Fair value of vested warrants for services rendered	-	-	-	-	-	-	481,855	-	-	481,855
Common stock issued in settlement of preferred stock dividends	-	-	-	-	273,245	273	621,396	-	-	621,669
Common stock issued in connection with options exercised at $0.01 per share in May 2008	-	-	-	-	25,000	25	225	-	-	250
Common stock issued in May 2008 at $3.50 in connection for services rendered	-	-	-	-	50,000	50	(50)	-	-	-
Common stock issued in connection with options exercised at $0.001 per share in June 2008	-	-	-	-	10,000	10	-	-	-	10
Common stock issued in connection with options exercised at $0.22 per share in June 2008	-	-	-	-	15,000	15	3,285	-	-	3,300
Common stock issued in June 2008 at $3.65 in connection for services rendered	-	-	-	-	5,000	5	18,245	-	-	18,250
Common stock issued in June 2008 at $3.30 in connection for services rendered	-	-	-	-	3,000	3	9,897	-	-	9,900
Subtotal	-	$ -	-	$ -	20,618,767	$ 20,619	$ 9,248,577	$ -	$ (7,158,108)	$ 2,111,088

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through June 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$ -	-	$ -	20,618,767	$ 20,619	$ 9,248,577	$ -	$ (7,158,108)	$ 2,111,088
Common stock issued in June 2008 at $3.25 in connection for services rendered	-	-	-	-	50,000	50	(50)	-	-	-
Common stock issued in July 2008 at $3.25 in connection with serviced rendered	-	-	-	-	3,000	3	9,747	-	-	9,750
Common stock issued in connection with options exercised at $0.01 per share in July 2008	-	-	-	-	31,000	31	279	-	-	310
Common stock issued in connection with options exercised at $0.01 per share in August 2008	-	-	-	-	72,021	72	648	-	-	720
Common stock issued in connection with options exercised at $0.22 per share in August 2008	-	-	-	-	8,333	8	1,825	-	-	1,833
Common stock issued in connection with conversion of preferred stock in August 2008	-	-	-	-	25,000	25	6,012	-	-	6,037
Common stock issued in connection with conversion of preferred stock in September 2008	-	-	-	-	241,119	241	57,989	-	-	58,230
Common stock issued in connection with exercise of warrants	-	-	-	-	898,504	899	(899)	-	-	-
Subtotal	-	$ -	-	$ -	21,947,744	$ 21,948	$ 9,324,128	$ -	$ (7,158,108)	$ 2,187,968

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through June 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$ -	-	$ -	21,947,744	$ 21,948	$ 9,324,128	$ -	$ (7,158,108)	$ 2,187,968
Common stock issued in connection with options exercised at $0.01 per share in October 2008	-	-	-	-	12,917	13	116	-	-	129
Common stock issued in October 2008 at $1.85 per share for services rendered	-	-	-	-	10,000	10	18,490	-	-	18,500
Common stock issued in connection with options exercised at $0.01 per share in November 2008	-	-	-	-	23,750	24	213	-	-	237
Common stock issued in connection with options exercised at $0.02 per share in November 2008	-	-	-	-	7,500	7	143	-	-	150
Common stock issued in November 2008 in connection with conversion of redeemable preferred stock	-	-	-	-	333,684	334	80,250	-	-	80,584
Preferred Series B stock issued in exchange redeemable Series A preferred stock	-	-	9,665	10	-	-	3,490,676	-	-	3,490,686
Preferred Series B stock issued in settlement of Series A preferred stock dividend	-	-	134	-	-	-	127,816	-	-	127,816
Exercise of warrants subject to redemption in exchange for Series B preferred stock	-	-	2,267	2	-	-	2,925,743	-	-	2,925,745
Warrants exchanged for Series B preferred stock	-	-	4,369	4	-	-	2,074,452	-	-	2,074,456
Modification of terms of warrants subject to redemption to equity instrument	-	-	-	-	-	-	6,815,112	-	-	6,815,112
Amortization of deferred compensation	-	-	-	-	-	-	337,500	-	-	337,500
Dividend on preferred stock	-	-	-	-	-	-	-	-	(754,328)	(754,328)
Net loss	-	-	-	-	-	-	-	-	(14,181,639)	(14,181,639)
Balance, December 31, 2008	-	$ -	16,435	$ 16	22,335,595	$ 22,336	$ 25,194,639	$ -	$ (22,094,075)	$ 3,122,916

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY
From September 7, 2004 (date of inception) through June 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$ -	16,435	$ 16	22,335,595	$ 22,336	$ 25,194,639	$ -	$ (22,094,075)	$ 3,122,916
Dividend on preferred stock	-	-	-	-	3,973	4	4,839	-	-	4,843
Fair value of vested options issued for services rendered	-	-	-	-	-	-	1,728,563	-	-	1,728,563
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	181,409	-	-	181,409
Common stock issued in January 2009 at $1.60 per share for services rendered	-	-	-	-	2,500	2	3,998	-	-	4,000
Common Stock issued in connection with options exercised at $0.01 per share in February 2009	-	-	-	-	69,792	70	628	-	-	698
Exercise of warrants on a cashless basis	-	-	-	-	1,305,000	1,305	(1,305)	-	-	-
Common Stock issued in connection with options exercised at $0.01 per share in March 2009	-	-	-	-	26,250	26	236	-	-	262
Common stock issued in connection with options exercised at $0.02 per share in March 2009	-	-	-	-	9,174	9	175	-	-	184
Common stock issued in connection with options exercised at $0.22 per share in March 2009	-	-	-	-	12,495	13	2,736	-	-	2,749
Subtotal	-	$ -	16,435	$ 16	23,764,779	$ 23,765	$ 27,115,918	$ -	$ (22,094,075)	5,045,624

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through June 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$ -	16,435	$ 16	23,764,779	$ 23,765	$ 27,115,918	$ -	$ (22,094,075)	$ 5,045,624
Common stock issued in connection with options exercised at $0.02 per share in April 2009	-	-	-	-	25,000	25	475	-	-	500
Exercise of warrants on a cashless basis	-	-	-	-	30,000	30	(30)	-	-	-
Common stock issued in connection with options exercised at $0.22 per share in June 2009	-	-	-	-	13,000	13	2,847	-	-	2,860
Fair value of vested restricted stock units issued for services rendered	-	-	-	-	-	-	105,000	-	-	105,000
Change in fair value of re-priced vested options	-	-	-	-	-	-	6,677	-	-	6,677
Net loss	-	-	-	-	-	-	-	-	(4,949,003)	(4,949,003)
Balance, June 30, 2009	-	$ -	16,435	$ 16	23,832,779	$ 23,833	$ 27,230,887	$ -	$ (27,043,078)	$ 211,658

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From September 7, 2004
	Six months ended June 30,		(date of inception) through
	2009	2008	June 30, 2009
Cash flows from operating activities:
Net loss for the period	$(4,949,003)	$(29,293,521)	$(23,471,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	23,308	6,546	42,516
Amortization of deferred compensation	-	43,750	337,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	4,000	28,150	549,788
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Series B-Preferred stock issued in connection with conversion of Series A-Preferred stock	-	-	1,551,044
Notes payable issued in conjunction with services rendered	-	-	10,316
Options converted for services rendered	-	3,300	3,300
Fair value of options issued for services rendered	1,728,563	691,837	4,312,195
Fair value of warrants issued as compensation for services	181,409	92,274	663,264
Fair value of restricted stock units issued for services rendered	105,000	-	105,000
Change in fair value of re-priced vested options	6,677	-	6,677
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	-	26,876,459	5,012,875
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	-	5,713
(Increase) decrease in:
Prepaid expenses	58,500	(46,658)	(59,954)
Deposits	-	(12,600)	(22,600)
Decrease in:
Accounts payable and accrued liabilities	(158,653)	(472,308)	542,473
Net cash (used in) operating activities	(3,000,199)	(2,082,771)	(8,924,215)

Cash flows from investing activities:
Purchase of property plant and equipment	(98,369)	(81,506)	(228,295)
Proceeds from short term investment	2,143,457	904,161	-
Net cash provided by (used in) investing activities	2,045,088	822,655	(228,295)

Cash flows from financing activities:
Payments on notes payable	(10,316)	-	(10,316)
Proceeds from exercise of common stock options	7,253	261	17,108
Proceeds from exercise of warrants		-	2,799,745
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-	-	7,342,500
Proceeds from sale of common stock	-	-	113,513
Proceeds from convertible debt, net	-	-	177,500
Net cash (used in)provided by financing activities	(3,063)	261	10,519,129

Net (decrease) increase in cash and cash equivalents	(958,174)	(1,259,855)	1,366,619
Cash and cash equivalents at beginning of period	2,324,793	1,476,625	-

Cash and cash equivalents at end of period	$1,366,619	$216,770	$1,366,619

Supplemental disclosures of cash flow information:
Taxes paid	$6,942	$-	$6,942
Interest paid	$1,117	$-	$1,117

Non cash financial activities:
Fair value of warrants issued with redeemable preferred stock	$-	$-	$4,802,973
Fair value of warrants issued as compensation for financing	$-	$-	$355,034
Beneficial conversion feature of redeemable preferred stock	$-	$-	$2,817,710
Preferred stock dividend	$-	$419,112	$3,572,038

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Basis and business presentation

The consolidated condensed financial statements include the accounts of the Company, including NewCardio Technologies, Inc., its wholly-owned subsidiary (“NewCardio Technologies”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") with its efforts principally devoted to developing cardiac diagnostics tools and equipment in the United States and Europe. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2009, the Company has accumulated losses of $27,043,078 attributable to common stockholders.

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
JUNE 30, 2009

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

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 9 for further discussion regarding fair valuation.

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
JUNE 30, 2009

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
JUNE 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Share

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," specifying the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted earnings per share because they are either anti-dilutive, or their effect is not material. Fully diluted shares outstanding were 44,400,504 and 41,424,050 for the three month period ended June 30, 2009 and 2008, respectively; and 44,063,683 and 41,347,823 for the six month period ended June 30, 2009 and 2008, respectively.

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

As more fully described in Note 7 below, the Company granted stock options over the years to employees of the Company under its 2004 Equity Incentive Plan.  The Company granted non-qualified stock options to purchase 175,000 and 1,230,000 shares of common stock during the six month period ended June 30, 2009 and 2008, respectively, to employees and directors of the Company under the 2004 Equity Incentive Plan.

As of June 30, 2009, there were outstanding employee stock options to purchase 7,280,000 shares of common stock, 2,607,568 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $749,549 and $1,542,421 for the three and six month periods ended June 30, 2009; $321,531 and $606,637 for the three and six month period ended June 30, 2008 and  $4,827,531 from September 7, 2004 (date of inception) through June 30, 2009, respectively.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred loss from operations of $17,535,233 from its inception on September 7, 2004 through June 30, 2009.

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

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The adoption of EITF 07-1in 2009 did not have a material effect on its consolidated financial position, results of operations or cash flows.

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
JUNE 30, 2009

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
JUNE 30, 2009

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during six months ended June 30, 2009, the Company incurred operating losses of $4,964,994 and used $8,924,215 in cash for operating activities from its inception through June 30, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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
JUNE 30, 2009

NOTE 4 – PUT LIABILITY

In connection with the exercise of J warrants in December 2008, the Company has agreed to re-acquire 1,896 shares of Series B Preferred Stock (Put Option) for a sum of $744,280, net of unpaid transaction costs of $56,000 at the holder’s option for 30 days after March 2, 2009.  If the holder does not exercise the Put Option by April 1, 2009, the option expires.

On April 7, 2009, the period related to the Put was extended to June 30, 2009 and on June 17, 2009; the period of the Lockup was extended through December 31, 2009, and the period related to the Put was extended to July 31, 2009. See also Note 10 relating to a subsequent extension.

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

In accordance with SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” the Company recorded a loss during  the year ended December 31, 2008 on the change in fair value of warrant liability of $5,012,875 until December 1, 2008 at which time the warrants were exercised on term modification.  The fair value of the warrants at December 1, 2008 (time of modification or conversion, see below) was determined using the Black Scholes Option Pricing Model with the following assumptions:  Dividend yield: -0-%, volatility: 127.56%; risk free rate: 0.11% to 1.16%.

On December 1, 2008, all warrants that contain a provision that require a cash settlement as described above were exercised or terms modified to exclude such provision. As such, the fair value of the warrant liability of $9,815,847 at the time of the exercise or term modification was reclassified to equity.

During the three and six months ended June 30, 2008, the Company incurred $14,684,154 and $26,876,459 charge to current period operations for the change in fair value of the warrant liability.  As discussed above, as of December 1, 2008; the warrant liability was reclassified to equity.

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

On May 12, 2009 the Company canceled the Series A Convertible Preferred Stock authorization.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

 NOTE 6 – STOCKHOLDERS EQUITY (continued)

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
4.	An aggregate of 6,636 shares of Series B preferred stock in exchange for the exercise of Series J and JA warrants

Refer to Note 4 above regarding put liability and lock out period relating to certain issuances of Series B 0% convertible non-voting preferred stock.

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
JUNE 30, 2009

NOTE 6 – STOCKHOLDERS EQUITY (continued)

Common Stock (continued)

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

NOTE 7 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2009:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7 -STOCK OPTIONS AND WARRANTS (continued)

Warrants (continued)

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price

$0.10	1,166,667	0.97	$0.10	1,166,667	$0.10
0.50	25,000	2.15	0.50	25,000	0.50
0.95	120,842	3.49	0.95	120,842	0.95
0.96	203,385	3.00	0.96	203,385	0.96
1.14	5,178,948	3.49	1.14	5,178,948	1.14
1.15	162,709	3.00	1.15	162,709	1.15
1.50	250,000	4.53	1.50	104,176	1.50
2.00	300,000	1.92	2.00	295,840	2.00
4.00	300,000	1.92	4.00	295,840	4.00
Total	7,707,551	3.00		7,553,407

  Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	17,718,627	$1.06
Issued	600,000	3.00
Exercised	(9,435,743)	1.27
Canceled or expired	-	-
Outstanding at December 31, 2008	8,882,884	0.95
Issued	250,000	1.50
Exercised	(1,425,333)	0.10
Canceled or expired	-	-
Outstanding at June 30 2009	7,707,551	$1.13

For the six month period ended June 30, 2009, warrants totaling 250,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for five years from the date of issuance at an exercise price of $1.50 per share.  The vesting portions of the warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 137.50% to 143.28% and risk free rate from 1.67% to 2.54%.

The Company recorded the vested portion of warrants as a charge to operations of $78,308 and $181,409 in the three and six month periods ended June 30, 2009.

During the six month period ended June 30, 2009, warrant holders exercised 1,425,333 warrants on a cashless basis in exchange for 1,335,000 shares of the Company’s common stock.

Non-Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at June 30, 2009:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7 -STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	144,146	5.24	$0.01	120,010	$0.01
0.02	178,326	6.76	0.02	130,720	0.02
0.22	76,172	8.61	0.22	17,630	0.22
0.80	434,000	9.12	0.80	94,042	0.80
2.00	400,000	9.45	2.00	-	2.00
2.25	150,000	8.68	2.25	46,875	2.25
Total	1,382,644	8.43		409,277

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	766,959	$0.07
Granted	854,000	2.32
Exercised	(205,521)	(0.03)
Canceled or expired	(7,083)	(0.01)
Outstanding at December 31, 2008:	1,408,355	1.44
Granted	130,000	0.80
Exercised	(155,711)	(0.05)
Canceled or expired	-
Outstanding at June 30, 2009:	1,382,644	$1.09

During the six month period ended June 30, 2009, the Company granted an aggregate of 130,000 non employee stock options in connection services rendered at the exercise price of $0.80.

The fair values of the vesting non employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	127.77%
Risk free rate:	3.17% to 3.53%

During the six month period ended June 30, 2009, the Company re-priced certain non employee options initially with exercise prices from $1.58 to $4.72 to $0.80 per share with other terms remaining the same.  The fair value of the vested portion of the re-priced options of $2,862 was charged to current period operations.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7 -STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

 The fair values of the vesting re-priced non employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	118.36%
Risk free rate:	2.82%

The fair value of all non-employee options vesting during the six month periods ended June 30, 2009 and 2008 of $88,120 and $253,273, respectively was charged to current period operations.

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	4.54	$0.001	100,000	$0.001
0.01	300,000	7.03	0.01	232,292	0.01
0.02	880,000	7.69	0.02	880,000	0.02
0.22	1,750,000	8.40	0.22	944,443	0.22
0.80	4,250,000	9.07	0.80	450,833	0.80
Total	7,280,000	8.60		2,607,568

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	3,030,000	$0.14
Granted	4,075,000	3.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	7,105,000	1.81
Granted	175,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2009:	7,280,000	$0.53

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 7 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

During the six month period ended June 30, 2009, the Company granted 175,000 stock options with an exercise price of $0.80 (after effect of re-pricing, see below) expiring ten years from issuance.  The fair values were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	114.10% to 136.21%
Risk free rate:	2.49% to 3.17%

During the six month period ended June 30, 2009, the Company re-priced certain employee options initially with exercise prices from $1.60 to $5.00 to $0.80 per share with other terms remaining the same.  The fair value of the fully vested re-priced options of $3,815 was charged to current period operations.

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	118.36%
Risk free rate:	2.82%

The fair value of all employee options vesting in the six month periods ended June 30, 2009 and 2008 of $831,261 and $438,564, respectively, was charged to current period operations.

NOTE 8-RESTRICTED STOCK UNITS

On April 15, 2009, the Company established 2009 Equity Compensation Plan for key employees and consultants.  A maximum of 8,000,000 shares were earmarked under the plan.

During the six month period ended June 30, 2009 the Company issued Restricted Stock Units (“RSU”) for key employees and non employees under the 2009 Equity Compensation Plan.  Each RSU vests with a 24 month cliff with certain acceleration clauses due to a change of control (as defined by the 2009 Equity Compensation Plan)

Employees

A summary of RSU stock unit activity, related to employees, for the Company during the six months ended June 30, 2009, is as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	-	-
Granted	1,470,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2009:	1,470,000	$0.80

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 8-RESTRICTED STOCK UNITS (continued)

Employees (continued)

As of June 30, 2009, there was $1,078,000 of total unrecognized compensation cost related to non vested restricted stock units granted to employees under the 2009 Stock Plan, which is expected to be recognized ratably over a weighted-average period of 2 years.

The fair value of all employees RSU vesting during the six month period ended June 30, 2009 of $98,000 was charged to current period operations.

Non employees

A summary of RSU stock unit activity, related to non employees, for the Company during the six months ended June 30, 2009, is as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	-	-
Granted	105,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2009:	105,000	$0.80

As of June 30, 2009, there was $77,000 of total unrecognized compensation cost related to non vested restricted stock units granted under the 2009 Stock Plan granted to non employees based on the fair value of the Company’s common stock at reporting date.  The fair value is expected to be recognized based on the fair value of the Company’s common stock over a weighted-average period of 2 years.

The fair value of all non employees RSU vesting during the six month period ended June 30, 2009 of $7,000 was charged to current period operations.

 NOTE 9 — FAIR VALUE

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
JUNE 30, 2009

NOTE 9 — FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed financial statements consisted of the following items as of June 30, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
None	$-	$-
Total	-	-
Liabilities
None	-	-	-	-
Total	$-	$-	$-	$-

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 10 – SUBSEQUENT EVENTS

On July 30, 2009, the Company entered into a $3 million credit line arrangement (the “Credit Line”), pursuant to a Securities Purchase Agreement (the “SPA”), with purchasers signatory to the SPA, pursuant to which the purchasers will purchase 12% Secured Revolving Debentures Due March 31, 2011 and, in connection therewith, will be issued (x) 750,000 five year common stock purchase warrants with an exercise price of $0.01 per share, and (y) upon each draw down under the Credit Line, for each $1.00 advanced under the Credit Line, additional five year common stock purchase warrants exercisable at a price equal to 100% of the average VWAPs for the prior five trading days (the “Draw Down Warrants”). The Draw Down Warrants will have full-ratchet price protection with respect to future Draw Down Warrants issued under the Credit Line and future issuances of equity securities by the Company (subject to certain specific exceptions).  The warrants will have cashless exercise provisions and be subject to forced cashless exercise in the event that the Company’s common stock is trading at three times the VWAP for the 20 trading days prior to issuance of the warrants.  All interest under the Debentures will accrue and be payable upon maturity.  Forms of the warrants and the debenture are exhibits to the SPA.

In connection with the Credit Line, and as a condition to the purchasers’ obligation to advance funds thereunder, Platinum-Montaur Life Sciences (“Platinum”) entered into a Fourth Amendment to the Securities Purchase Agreement dated as of December 27, 2007 with the Company, pursuant to which the period during which the Company may complete a financing transaction or Platinum would be permitted to exercise its “put” is extended until June 30, 2010.

In July, the Company issued 30,000 shares of its common stock in connection with the exercise of warrants.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.   Until we are able to generate sufficient liquidity from operations, if we are not able to raise sufficient additional capital, it could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Overview

Significant highlights for the second quarter of 2009 were as follows:
•
Our activity and spending continued at levels similar to the first quarter of 2009. For the second quarter of 2009, our net cash used in operating activities was just over $1.4 million; spending was at a relatively constant rate. We continue to fund our operations from the proceeds of our December 27, 2007 financing, and the December 2008 exercise of $2.8 million in warrants related to this financing. See also our liquidity discussion concerning a going concern opinion and the access to a $3 million credit facility beginning in September 2009.

•
As we near the launch of the initial release of QTinno™, our automated cardiac safety solution, we have accelerated customer interactions, focusing on large Contract Research Organizations (CRO’s), ECG Core Labs, Clinical Pharmacology Units (Phase 1), and Pharmaceutical Companies (Pharma) in order to increase the awareness of the solution in the marketplace and facilitate the evaluation for use by the potential early adopters.  The interactions are both indirect, with attendance and/or presentations at key industry trade shows and conferences, and direct, with the key decision makers at the potential early adopters.   The feedback from these interactions, particularly on the underlying technology and the clinical validation results, has been very favorable and has led to several tactical and strategic research collaboration opportunities.  The most significant advantage of this collaboration has been the ability to extend the clinical validation of QTinno™ with ECG datasets from previously conducted cardiac safety Total QT (TQT)/QT studies, continuously delivering results which match or exceed the original core lab in terms of accuracy and variability, while being done in a much more efficient manner. In addition, we have had the opportunity to present QTinno™ to the FDA and believe that both the technology and our clinical validation results were viewed favorably indicating that the FDA would accept data processed by QTinno™ in a prospective TQT study for review. Ultimately, the most important result from these collaborations/interactions will be our ability to turn them into revenue generating customers in getting them to adopt  QTinno™ to replace the current cardiac safety manual and/or semi-automatic methodologies for their TQT/QT studies, and to that end we have been able to secure the following::

o
A Top 5 Pharma has selected QTinno™ as its exclusive provider of automated cardiac safety solution, with the plan to mandate their preferred ECG core labs to utilize QTinno™ as they move away from the current manual and/or semi-automated methodologies currently employed by the ECG core labs.  This is expected to have a significant impact on the timing of the adoption of QTinno™ by major ECG core labs.

o
Dedicate Phase 1, an innovative, Phoenix, Arizona-based provider of clinical research services, has entered into a master services agreement in order to extend the current scope of services that they can provide in delivering TQT/QT studies to its sponsor customers.

•	The progress made to date in securing customer commitments is expected to keep us on track; our 2009 targets are 2 to 4 customers initiating 4 to 8 TQT/QT studies.

•
We have completed all of the key tasks in our commercialization plan for the initial release of QTinno™ (Release 1.0), thereby achieving organizational readiness to support our customers in the implementation and utilization of QTinno™ in their TQT/QT studies.  As such, we have officially launched QTinno™ Release 1.0 for use by our customers in production environments for their TQT/QT studies in healthy volunteers in early phase drug development effective August 2009.

Clinical Development – QTinno™
•
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

•	During the quarter ended June 30, 2009, we completed the development and the software verification of QTinno™, in support of the commercialization plan.

•
We submitted the results of our first research proposal to the Cardiac Safety Research Consortium (CSRC) and submitted the second research proposal to CSRC seeking to perform automated analysis of ECGs from another (blinded) drug clinical study submitted to the U.S. Food and Drug Administration (FDA) and stored in the FDA’s “warehouse” of digital ECGs.

•	In addition, we obtained, analyzed, and submitted results to the one of five top Pharma sponsor a large (blinded) digital data set that included moxiflaxacin and placebo arms.

•	Also, we performed the analysis of approximately 30,000 ECGs from one of the largest CRO’s. This analysis has been submitted to the CRO; results are pending.

•
During the quarter ended June 30, 2009, we showcased QTinno™ and Visual3Dx™, the first two solutions which will be commercialized from the 3D platform technology, at the Heart Rhythm Society (HRS) Annual Conference. Two posters that summarized data obtained using Visual3Dx™ technology were presented at the HRS. QTinno™ results, technical details and new cardiac safety marker concepts were presented at both the Drug Information Association (DIA) Conference and at the International Society of Computerized Electrocardiology (ISCE) Conference.

Internal Research Project – Visual3Dx™
•
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

•	Our focus for Visual3Dx™ is to create a software product that shows improvements in both sensitivity and specificity compared to the results of traditional ECGs that do not use our 3D platform.

•
During the second quarter of 2009, we submitted to the IEEE Engineering in Medicine and Biology Annual International Conference (EMBC) our first technical paper on the performance of Visual3Dx™. The IEEE-EMBC has accepted the paper for oral presentation. The paper includes our preliminary results from two studies that analyzed the sensitivity of Visual3Dx™ in detecting acute coronary syndrome.

Internal Research Project – CardioBip™
•
We have had 40 prototype CardioBip™ units operating in Belgrade, Serbia, collecting 3D ECG data and wirelessly transmitting them to a 24-hour on-call cardiology center for review. Approximately 2,300 successful ECG data transmissions from more than 60 patients have been completed to-date. We plan to summarize the goals and the results of this pilot project to determine next steps. This solution will target the chronic care market as a wireless data collection, transmission and interpretation platform expected to provide results and analyses otherwise only available from a traditional 12-lead ECG machine. The timeline and budget for this product development project has not been established at this time.

•
During the second quarter of 2009, as part of the Belgrade pilot project, we have achieved our first CardioBip™ wireless remote monitoring of atrial fibrillation in an 85-year-old patient with prescribed change in Antiarrhythmic medication. Given that the patient lived in a remote area of Belgrade, daily in-hospital follow-up was not feasible. The patient was able to easily learn how to transmit his ECG data to the hospital on-call center. Daily transmissions of atrial fibrillation rhythms were reliably achieved.

•
In addition to continuing our studies involved with atrial fibrillation remote monitoring, we expect to expand the Belgrade pilot project and study the feasibility of using CardioBip™ for wireless remote monitoring of patients in need of care for coronary conditions.

Commercialization Efforts: QTinno™:
•
We have completed our initial commercialization plan, which focused on organizational readiness to effectively support our customers in their implementation and use of QTinno™ Release 1.0, as noted above.   The plan consisted of an integrated series of activities by all functional groups, some internally focused, some external, which ensure that we deliver robust, quality products and solutions to the market, from product management through development, validation, professional services, customer support, marketing and sales all supported by quality management systems which ensure regulatory compliance.  This approach is intended to provide our customers with evidence that are investing in an organization that can fully support their requirements, thereby enabling them to maximize their expected return in the implementation of the solution.  The accomplishments, as part of the commercialization plan are as follows:

o
Quality Management System (QMS) – implemented the core processes, procedures and systems necessary to ensure 21 CFR 11 compliance. At the same time our QMS has been structured to provide the foundation to support the FDA 510(k) and/or PMA submission and approval process for subsequent products/solutions including Visual3Dx™ and CardioBip™.

o
Software Quality Assurance – implemented automated test management, software solution, supported by the required processes, procedures and test plan architecture to efficiently manage the software verification and validation process.

o
Information Technology – completed the installation and validation of the corporate (hosted) data center, to include the installation and validation of the hardware, software and network infrastructure required to support the internal operations, which includes software development and validation, quality assurance, and office automation, as well as the external operations, specifically, the support of our customers in their use of the QTinno™ solution as Software as a Service (SaaS).

o
Product Management – established the structure to ensure the effective collaboration of the Medical/Scientific, Technical, Operational, Industry and Customer resources in the definition and execution of our strategic solution strategies. The current focus is defining the requirements for the next release of QTinno™, Release 1.1, tentatively scheduled for the first half of 2010.

o	Customer Service – defined the services methodology and infrastructure, which includes supporting tools and kits, for the effective implementation and support of the QTinno™ solution.

o
Marketing – defined the company and solution messaging for the NewCardio 3D platform technology which includes company and solution brochures as well as a trade show booth in order to drive industry awareness.

o
Business Development – developed the going to market strategies for the initial release of QTinno™, to include market segmentation, value proposition, pricing, and scope of services, in order to ensure that we achieve our customer and study targets for 2009 and 2010.

Comparison of Results of Operations for the Three Months Ended June30, 2009 to June 30, 2008

Selected results of operations for the three and six months ended June 30, 2009 and June 30, 2008 were as follows:

Financial Condition and Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Operating expenses:
Selling, general and administrative	$1,863,584	$1,169,250	$3,399,265	$1,906,217
Depreciation	14,054	5,446	23,308	6,546
Research and development	749,549	321,531	1,542,421	606,637
Total operating expenses	2,627,187	1,496,227	4,964,994	2,519,400
Net loss from operations	(2,627,187)	(1,496,227)	(4,964,994)	(2,519,400)
Other income (expense)
Loss on change in fair value of warrant liability	-	(14,684,154)	-	(26,876,459)
Interest, net	8,042	49,044	22,933	102,338
Net loss before income taxes	(2,619,145)	(16,131,337)	(4,942,061)	(29,293,521)
Provision for income taxes	130	-	6,942	-
Net loss	(2,619,275)	(16,131,337)	(4,949,003)	(29,293,521)
Preferred stock dividend	-	(205,000	-	(419,112)
NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,619,275)	$(16,336,337)	$(4,949,003)	$(29,712,633)

Quarter ended June 30, 2009 and 2008

Selected results of operations for the three months ended June 30, 2009 and June 30, 2008 were as follows:

We continue to operate in 2009 as a development stage company and, as such, we have limited capital and limited capital resources and no revenues. We signed our first Master Service Agreement in July and are on track for revenues in the second half of 2009.

As of June 30, 2009, we have $1.4 million in cash, the balance remaining from the financing we completed in December 2007, including the December 2008 related warrant exercise. We supplemented these funds with a $3 million working capital credit facility in July 2009,  that will be available to us beginning September 2009. Any monies borrowed hereunder would be due and payable March 31, 2011.

Our net cash used in operating activities has grown in 2009.  In the second quarter of 2008 we spent $878,000 and this increased to $1,412,000 in the second quarter of 2009.  The primary increase is in headcount and related costs as we have grown from 3 employees last year to 10 employees now. See also the review of our operating expenses which follows.

Selling, general and administrative expenses grew 59% to $1,864,000 for the quarter ended June 30, 2009, an increase of $695,000 from $1,169,000 in 2008.  The increase is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation, primarily the cost of vesting stock options, totaled $721,000 in the quarter ended June 30, 2009, up $317,000 from $404,000 a year ago. $65,000 of the increase represents Restricted Stock Units.  The cost of the re-pricing of options to market ($0.80 per share) was $5,000.  The balance of the spending is primarily for human resources, both employees and consultants, and related travel expenses. In the quarter ended June 30, 2009 these administrative expenses, including corporate, finance/investor relations and business development approximated $636,000, slightly down from $689,000 in 2008.  Other administrative expenses totaled $144,000 in the quarter ended June 30, 2009, compared to $76,000 in 2008. In addition, we invested approximately $409,000 in the start of our commercialization efforts. This commercialization effort had not started at this time in 2008.

            Research and development expenses grew 133% to $750,000 for the quarter ended June 30, 2009, an increase of $428,000 from $322,000 in 2008.  Stock based compensation totaled $343,000 in the quarter ended June 30, 2009, up $143,000 from $200,000 a year ago. $40,000 of the increase represents Restricted Stock Units.  The cost of the re-pricing of options to market ($0.80 per share) was $2,000.  Spending increased 236% to $407,000 in the quarter ended June 30, 2009, up $286,000 from $121,000 a year ago. We have hired a Chief Medical Officer, a Chief Technology Officer and a software director reporting to the CTO since last year. This accounts for almost all of the increase in spending. We are productizing the QTinno™ code in accordance with software guidelines. QTinno™ must be compliant with substantial portions of 21 CFR, particularly 21 CFR Part 11 regulating collection and submission of electronic data to the FDA. This work is essentially complete at the end of the second quarter of 2009, on schedule for its third quarter release. We also continue the development work on Visual3Dx™ as well early research on CardioBip™. Spending on these next products from our 3D platform is a function of our current financial resources. Efforts in these areas are continuing on a limited basis at this time.

Our equity compensation agreements with non-employees are under terms and conditions consistent with the requirements of Financial Accounting Standards No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure - an amendment of SFAS 123."   We compensate non-employee consultants for services using equity or cash or a combination of both. Further, stock options are an element of employee compensation.  Total stock based compensation as discussed above is expected to have a material effect on our results of operations during the next 12 months, however, the impact of the replacement grants issued in April 2009 was minimal ($3,000 in the quarter ended June 30, 2009.) On the administrative side, we use stock and stock option grants for consultants primarily in support of our investor relation programs providing public market information.  On the research side, we use consultants for both the technical development of our products and also for support of our clinical development process.

The loss on change in the fair value of our warrant liability in 2008 relates to the accounting for the warrants issued in the December 2007 financing.  For the quarter ended June 30, 2008, we marked the value of these warrants to market on June 30, 2008 and, based on the June 30, 2008 market price of our common stock compared to March 31, 2008, the value and, thus, warrant liability increased substantially. On December 1, 2008, all of these warrants that had contained a provision requiring a cash settlement were exercised or terms modified to exclude such provision.  As such, the fair value of the warrant liability at the time of the exercise or term modification was reclassified to equity and no balance remains at December 31, 2008 or thereafter.

The preferred dividend of $205,000 is the 10% dividend on the Series A Preferred Stock payable for the quarter ended June 30, 2008.  On December 1, 2008, the Preferred A stock was restructured into a non-dividend Preferred B stock and there was no dividend in 2009.
Six months ended June 30, 2009 and 2008

Selected results of operations for the six months ended June 20, 2009 and June 30, 2008 were as follows:

 Selling, general and administrative expenses grew 78% to $3,399,000 for the six months ended June 30, 2009, an increase of $1,493,000 from $1,906,000 in 2008.  The increase is made up of both cash and stock-based compensation to key consultants and executives. In the first six months of 2009, approximately $1,381,000 was non-cash expense, compare to $607,000 in 2008. This corresponds to the overall growth in the spending in this area as we began our commercialization efforts in the latter half of 2008 and into this year.  For the first six months of 2009, general and administrative expense spending, primarily for human resources-related costs (we are a software company) totaled $1,196,000 compared to $1,299,000 in 2008.  The balance of the spending of $822,000 is commercializing costs. We are on track to commercialize QTinno™, our first product, in the second half of 2009.

Research and development expenses grew 154% to $1,542,000 for the six months ended June 30, 2009, an increase of $935,000 from $607,000 in 2008.    We have now staffed up the research and development team, a process begun in the latter part of 2008 and are close to completing our first product, QTinno™ as discussed above.  For the six months ended June 30, 2009, approximately $644, 000 was stock-based compensation, up from $249,000 in the same period a year ago. The balance of the expenses was primarily human resource-related, totaling approximately $898,000 in the first six months of 2009, an  increase of $540,000 from $358,000 in the six months ended June 30, 2008.

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

The preferred dividend of $419,000 is the 10% dividend on the $8.2 million in Series A Preferred Stock payable for from inception (approximately the first of 2008) through June 30, 2008.  On December 1, 2008, the Preferred A stock was restructured into a non-dividend Preferred B stock and there was no dividend in 2009.

Liquidity and Capital Resources

As a development stage company, we have limited capital and limited capital resources.  We have incurred a net loss of $23.4 million from our inception in September 2004 through June 30, 2009 of which $8.9 million represents cash used in operating activities.

As of June 30, 2009, we had working capital of approximately $3,000. We believe that we will continue to incur net losses and negative cash flow from operating activities into 2011. We have met our cash requirements to date through the private placement of common stock, the exercise of stock options, the private placement of preferred stock and the issuance of convertible notes.  We have raised a net amount of approximately $10 million since inception, most of which was raised in our December 2007 private placement and related 2008 warrant exercises.  We established a $3 million credit facility after quarter end and believe this $3 million credit facility will sufficiently fund our operations and business plan into the second half of 2010.

Until we are able to generate sufficient liquidity from operations, we intend to continue to fund operations from cash on-hand, through private debt or equity placements of our securities, and from revenues – which are expected in the second half of 2009. Our continued operations will depend on whether we are able to generate sufficient liquidity from operations and/or raise additional capital through such sources as equity and debt financings, collaborative and licensing agreements and strategic alliances. There can be no assurance that additional capital will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. We currently have no commitments for any additional capital beyond the credit facility.

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
            The credit facility represents our external source of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to expand operations and become profitable. In order to obtain capital, we may need to sell additional shares of our common stock or borrow additional funds from private lenders. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional investments in order to continue operations to cash flow breakeven but we cannot guarantee that we will be able to obtain such investments. Further financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Items recorded or measured at fair value on a recurring basis in our accompanying financial statements consisted of the following items as of June 30, 2009:

	Total	Quoted prices in active markets for identical instruments Level 1	Significant other observable inputs Level 2	Significant unobservable inputs Level 3
Assets:
Short term investment	$-	$-	$-	$-
Total	$-	$-	$-	$-

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

There were no Level 1 short term investments at June 30, 2009 as the Certificate of Deposit matured at the end of this quarter.

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

PART II.
OTHER INFORMATION

Item 1A.	Risk Factors .

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds .

In May 2009, the Company issued 30,000 shares in connection with the exercise of 33,333 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

Item 6.	Exhibits.

3. 1a	Certificate of Incorporation of EP Floors, Inc., originally filed as Exhibit 3.1a to Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006 and filed herewith.
3.1b	Amended Certificate of Incorporation of EP Floors, Inc., originally filed as Exhibit 3.1b to Registrant’s Registration Statement on Form SB-2 filed March 22, 2006 and filed herewith.
3.1c	Certificate of Amendment of Certificate of Incorporation, originally filed as Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008 and filed herewith.
3.2	Bylaws , (incorporated herein by reference to Exhibit No. 3.2 of Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006).
3.3	Certificate of Designation of Series A Preferred Stock, filed as Exhibit 3.1 to Registrant’s Form 8-K filed on January 4, 2008.
3.4	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008.
4.1	Securities Purchase Agreement (Incorporated herein by reference to Exhibit No. 4.1 of Registrant's Form 8-K filed on January 4, 2008).
4.2	Form of Series A Warrant (Incorporated herein by reference to Exhibit No. 4.2 of Registrant's Form 8-K filed on January 4, 2008).
4.3	Form of Series J Warrant (Incorporated herein by reference to Exhibit No. 4.3 of Registrant's Form 8-K filed on January 4, 2008).
4.4	Form of Series J-A Warrant (Incorporated herein by reference to Exhibit No. 4.4 of Registrant's Form 8-K filed on January 4, 2008).
4.5	Registration Rights Agreement (Incorporated herein by reference to Exhibit No. 4.5 of Registrant's Form 8-K filed on January 4, 2008).
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

4.8	Certificate of Designation of Series A Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of the Registrant’s Form 8-K filed on January 4, 2008).
4.9	Second Amendment to Securities Purchase Agreement, made as of April 7, 2009, incorporated by reference to Exhibit No. 10.32 of Registrant's Form 8-K filed on April 8, 2009.
4.10	Third Amendment to Securities Purchase Agreement, made as of June 17, 2009, incorporated by reference to Exhibit No. 10.33 of Registrant's Form 8-K filed on June 22, 2009.
4.11	Fourth Amendment to Securities Purchase Agreement, made as of July 30, 2009, incorporated by reference to Exhibit No. 10.32 of Registrant's Form 8-K filed on July 30, 2009.
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

10.30	Platinum Put Letter dated as of December 1, 2008, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.
10.31	Management Rights Letter, dated as of December 1, 2008, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.
10.32	2009 Equity Compensation Plan of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 16, 2009.
10.33
Form of Restricted Stock Unit Grant Notice and Attachment, incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 19, 2009.

10.34	Securities Purchase Agreement, dated July 30, 2009, incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 30, 2009.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

Date: August 14, 2009	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer