Form 10-Q
period 2009-09-30
NewCardio, Inc.
filed 2009-11-12
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at November 6, 2009
Common Stock, $0.001 Par Value	23,965,279

NEWCARDIO, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2009 (Unaudited) and December 31, 2008	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2009 and September 30, 2008 and from the period September 7, 2004 (date of inception) to September 30, 2009	4

	Unaudited Condensed Consolidated Statements of Stockholders (Deficit) Equity for the period from September 7, 2004 (date of inception) to September 30, 2009	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2009 and September 30, 2008 and from the period September 7, 2004 (date of inception) to September 30, 2009	14

	Notes to Unaudited Condensed Consolidated Financial Statements	15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 4.	Controls and Procedures	42

PART II	Other Information

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 6.	Exhibits	43

SIGNATURES		46

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	Unaudited
ASSETS
Current assets:
Cash	$2,581,617	$2,324,793
Short term investment	-	2,143,457
Prepaid expenses	116,438	118,454
Prepaid commitment fees	765,704	-
Total current assets	3,463,759	4,586,704

Property, plant and equipment, net of accumulated depreciation of $60,457 and $19,208 as of September 30, 2009 and December 31, 2008, respectively	212,267	110,718

Other assets:
Deposits	22,600	22,600

	$3,698,626	$4,720,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$514,165	$842,510
Note payable, related party, current portion	-	10,316
Put liability	744,280	744,280
Total current liabilities	1,258,445	1,597,106

Warrant liability	1,915,749	-
Preferred stock -derivative liability	1,507,309	-
Total liabilities	4,681,503	1,597,106

Preferred shares subject to liability conversion	109,986	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 16,435 shares issued and outstanding as of September, 2009 and December 31, 2008	16	16
Common stock, $0.001 par value, 99,000,000 shares authorized; 23,930,279 and 22,335,595 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	23,930	22,336
Additional paid in capital	28,452,237	24,440,311
Deficit accumulated during development stage	(29,569,046)	(21,339,747)
Total stockholders' equity (deficit)	(1,092,863)	3,122,916

	$3,698,626	$4,720,022

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

					From September 7, 2004
	Three months ended September 30,		Nine months ended September 30,		(date of inception) through
	2009	2008	2009	2008	September 30, 2009
Operating expenses:
Selling, general and administrative	$1,537,643	$1,819,147	$4,813,563	$3,725,364	$11,271,906
Depreciation	17,941	5,451	41,249	11,997	60,457
Research and development	796,168	673,689	2,338,589	1,280,326	5,623,699
Total operating expenses	2,351,752	2,498,287	7,193,401	5,017,687	16,956,062

Net loss from operations	(2,351,752)	(2,498,287)	(7,193,401)	(5,017,687)	(16,956,062)

Other income (expense)
(Loss) gain on change in fair value of warrant liability and convertible preferred stock derivative liability	(748,941)	10,026,131	(748,941)	(16,850,328)	(5,761,816)
Other financing costs	(180,156)	-	(303,501)	-	(3,111,079)
Interest, net	1,051	25,477	23,984	127,815	(914,939)

Net (loss) income before income taxes	(3,279,798)	7,553,321	(8,221,859)	(21,740,200)	(26,743,895)

Provision for income taxes	498	-	7,440	-	7,440

Net (loss) income	(3,280,296)	7,553,321	(8,229,299)	(21,740,200)	(26,751,336)

Preferred stock dividend	(109,986)	(202,557)	(109,986)	(621,669)	(3,682,024)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,390,282)	$7,350,764	$(8,339,285)	$(22,361,869)	$(30,433,360)

Net (loss) income per share-basic	$(0.14)	$0.35	$(0.35)	$(1.09)

Net loss per share-fully diluted	$(0.14)	See Note 1	$(0.35)	$(1.09)

Weighted average number of shares-basic and fully diluted	23,882,507	21,028,688	23,607,055	20,552,947

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2009
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
From September 7, 2004 (date of inception) through September 30, 2009
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
From September 7, 2004 (date of inception) through September 30, 2009
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
The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2009
(unaudited)

	Preferred								Defecit
	Preferred Series A		Preferred Series B		Common		Additional	Common Stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development Stage	Total
Balance forward	4,563,206	$456	-	$-	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	-	-	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	-	-	598,693	-	-	598,693
Beneficial conversion feature of preferred stock	-	-	-	-	-	-	2,817,710	-	-	2,817,710
Dividend on preferred stock	-	-	-	-	-	-	-	-	(2,817,710)	(2,817,710)
Net loss	-	-	-	-	-	-	-	-	(3,185,141)	(3,185,141)
Balance, December 31, 2007	-	$-	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)
The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2009
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
From September 7, 2004 (date of inception) through September 30, 2009
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
The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2009
(unaudited)

	Preferred								Defecit
	Preferred Series A		Preferred Series B		Common		Additional	Common Stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$-	-	$-	21,947,744	$21,948	$9,324,128	$-	$(7,158,108)	$2,187,968
Common stock issued in connection with options exercised at $0.01 per share in October 2008	-	-	-	-	12,917	13	116	-	-	129
Common stock issued in October 2008 at $1.85 per share for services rendered	-	-	-	-	10,000	10	18,490	-	-	18,500
Common stock issued in connection with options exercised at $0.01 per share in November 2008	-	-	-	-	23,750	24	213	-	-	237
Common stock issued in connection with options exercised at $0.02 per share in November 2008	-	-	-	-	7,500	7	143	-	-	150
Common stock issued in November 2008 in connection with conversion of redeemable preferred stock	-	-	-	-	333,684	334	80,250	-	-	80,584
Preferred Series B stock issued in exchange redeemable Series A preferred stock	-	-	9,665	10	-	-	3,490,676	-	-	3,490,686
Preferred Series B stock issued in settlement of Series A preferred stock dividend	-	-	134	-	-	-	127,816	-	-	127,816
Exercise of warrants subject to redemption in exchange for Series B preferred stock	-	-	2,267	2	-	-	2,925,743	-	-	2,925,745
Warrants exchanged for Series B preferred stock	-	-	4,369	4	-	-	2,074,452	-	-	2,074,456
Modification of terms of warrants subject to redemption to equity instrument	-	-	-	-	-	-	6,815,112	-	-	6,815,112
Amortization of deferred compensation	-	-	-	-	-	-	337,500	-	-	337,500
Dividend on preferred stock	-	-	-	-	-	-	(754,328)	-	-	(754,328)
Net loss	-	-	-	-	-	-	-	-	(14,181,639)	(14,181,639)
Balance, December 31, 2008	-	$-	16,435	$16	22,335,595	$22,336	$24,440,311	$-	$(21,339,747)	$3,122,916
The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	development stage	Total
Balance forward	-	$-	16,435	$16	22,335,595	$22,336	$24,440,311	$-	$(21,339,747)	$3,122,916
Dividend on preferred stock	-	-	-	-	3,973	4	4,839	-	-	4,843
Fair value of vested options issued for services rendered	-	-	-	-	-	-	2,618,216	-	-	2,618,216
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	237,707	-	-	237,707
Common stock issued in January 2009 at $1.60 per share for services rendered	-	-	-	-	2,500	2	3,998	-	-	4,000
Common Stock issued in connection with options exercised at $0.01 per share in February 2009	-	-	-	-	69,792	70	628	-	-	698
Exercise of warrants on a cashless basis	-	-	-	-	1,305,000	1,305	(1,305)	-	-	-
Common Stock issued in connection with options exercised at $0.01 per share in March 2009	-	-	-	-	26,250	26	236	-	-	262
Common stock issued in connection with options exercised at $0.02 per share in March 2009	-	-	-	-	9,174	9	175	-	-	184
Common stock issued in connection with options exercised at $0.22 per share in March 2009	-	-	-	-	12,495	13	2,736	-	-	2,749
Subtotal	-	$-	16,435	$16	23,764,779	$23,765	$27,307,541	$-	$(21,339,747)	$5,991,575
The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through September 30, 2009
(unaudited)

	Preferred								Deficit
	Preferred Series A		Preferred Series B		Common		Additional	Common Stock	accumulated during
	Stock	Amount	Stock	Amount	Stock	Amount	Paid in Capital	Subscriptions	developement stage	Total
Balance forward	-	$-	16,435	$16	23,764,779	$23,765	$27,307,541	$-	$(21,339,747)	$5,991,575
Common stock issued in connection with options exercised at $0.02 per share in April 2009	-	-	-	-	25,000	25	475	-	-	500
Exercise of warrants on a cashless basis	-	-	-	-	120,000	120	(120)	-	-	-
Common stock issued in connection with options exercised at $0.22 per share in June 2009	-	-	-	-	13,000	13	2,847	-	-	2,860
Fair value of vested restricted stock units issued for services rendered	-	-	-	-	-	-	265,781	-	-	265,781
Change in fair value of repriced vested options	-	-	-	-	-	-	6,677	-	-	6,677
Fair value of warrants issued in connection with financing costs	-	-	-	-	-	-	978,954	-	-	978,954
Amortization of discount relating to Series C preferred stock	-	-	-	-	-	-	(109,986)	-	-	(109,986)
Common stock issued in connection with options exercised at $0.01 per share in August 2009	-	-	-	-	7,500	7	68	-	-	75
Net loss	-	-	-	-	-	-	-	-	(8,229,299)	(8,229,299)
Balance, September 30, 2009	-	$-	16,435	$16	23,930,279	$23,930	$28,452,237	$-	$(29,569,046)	$(1,092,863)
The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
			From September 7, 2004
	Nine months ended September 30,		(date of inception) through
	2009	2008	September 30, 2009
Cash flows from operating activities:
Net loss for the period	$(8,229,299)	$(21,740,200)	$(26,751,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,249	11,997	60,457
Amortization of commitment fees	170,155	-	170,155
Amortization of deferred compensation	-	296,875	337,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	4,000	37,900	549,788
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Series B-Preferred stock issued in connection with conversion of Series A-Preferred stock	-	-	1,551,044
Notes payable issued in conjunction with services rendered	-	-	10,316
Options converted for services rendered	-	3,300	3,300
Fair value of options issued for services rendered	2,618,216	1,260,210	5,201,848
Fair value of warrants issued as compensation for services	237,707	326,091	719,562
Fair value of restricted stock units issued for services rendered	265,781	-	265,781
Change in fair value of re priced vested options	6,677	-	6,677
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	16,850,328	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	-	-	5,012,875
Change in fair value of warrants liability and Preferred Stock derivative liability in connection with Series C redeemable preferred stock	748,941	-	748,941
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	-	5,713
(Increase) decrease in:
Prepaid expenses	(22,984)	(29,329)	(141,438)
Deposits	-	(12,600)	(22,600)
Decrease in:
Accounts payable and accrued liabilities	(323,502)	(60,096)	377,624
Net cash (used in) operating activities	(4,483,059)	(3,055,524)	(10,407,075)

Cash flows from investing activities:
Purchase of property plant and equipment	(142,798)	(94,781)	(272,724)
Proceeds from sales of short term investment	2,143,457	1,880,847	-
Net cash provided by (used in) investing activities	2,000,659	1,786,066	(272,724)

Cash flows from financing activities:
Payments on notes payable	(10,316)	-	(10,316)
Proceeds from exercise of common stock options	7,328	3,123	17,183
Proceeds from exercise of warrants	-	-	2,799,745
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-	-	7,342,500
Proceeds from sale of Series C preferred stock	2,742,212	-	2,742,212
Proceeds from sale of common stock	-	-	113,513
Proceeds from convertible debt, net	-	-	177,500
Net cash provided by financing activities	2,739,224	3,123	13,261,416

Net increase (decrease) in cash and cash equivalents	256,824	(1,266,335)	2,581,617
Cash and cash equivalents at beginning of period	2,324,793	1,476,625	-
Cash and cash equivalents at end of period	$2,581,617	$210,290	$2,581,617

Supplemental disclosures of cash flow information:
Taxes paid	$7,440	$-	$7,440
Interest paid	$1,117	$-	$1,117
Non cash financial activities:
Fair value of warrants issued with redeemable preferred stock	$1,647,771	$-	$6,450,744
Fair value of warrants issued as compensation for financing	$978,955	$-	$1,333,989
Beneficial conversion feature of redeemable preferred stock	$-	$-	$2,817,710
Preferred stock dividend	$109,986	$621,669	$3,682,026
The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Basis and business presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, including NewCardio Technologies, Inc., its wholly-owned subsidiary (“NewCardio Technologies”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") with its efforts principally devoted to developing cardiac diagnostics tools and equipment in the United States and Europe. To date, the Company, has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2009, the Company has accumulated losses of $30,433,360 attributable to common stockholders.

Reverse Merger and Corporate Restructure

On December 27, 2007, the Company consummated a reverse merger by entering into a share exchange agreement (the “Share Exchange”) with the stockholders of NewCardio Technologies, pursuant to which the stockholders of NewCardio Technologies  exchanged all of the issued and outstanding capital stock of NewCardio Technologies for 18,682,537 shares of common stock of the Company representing 92% of the Company’s outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of the Company held by certain stockholders of the Company concurrently with the Share Exchange. Prior to the Share Exchange, the Company was an inactive corporation with no significant assets and liabilities and was considered as “Shell Company” under the SEC guidelines

As a result of the Share Exchange, there was a change in control of the Company. In accordance with Accounting Standards Codification subtopic 805-10, Business Combinations (“ASC 805-10) Accounting Standards Codification subtopic 805-10, Business Combinations (“ASC 805-10), the Company was the acquiring entity. In substance, the Share Exchange is a recapitalization of the Company’s capital structure rather than a business combination and accounted for as such.

All reference to Common Stock shares and per share amounts have been retroactively restated to effect the reverse merger as if the transaction had taken place as of the beginning of the earliest period presented.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Commitment Fees

The Company amortizes commitment fees paid in connection with establishment of a credit facility are ratably over the term of the credit facility commitment. (See note 5)

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 9 for further discussion regarding fair valuation.

Short Term Investments

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

Long-Lived Assets

The Company has adopted The Company has adopted Accounting Standards Codification subtopic 360-10, Property, Plant and Equipment (“ASC 360-10”). ASC 360-10 requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360-10 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

At September 30, 2009, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2024	$30,300,000

Tax Asset	10,302,000
Less valuation allowance	(10,302,000)

Balance	$—

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) which specifies the computation, presentation and disclosure requirements of earnings per share information. Basic earnings per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted losses per share because they are either anti-dilutive, or their effect is not material. However, for diluted earnings per share, if such stock options and warrants, had been included in the determination, the outstanding fully diluted shares would have been 49,298,878 and 48,686,343 for the three month period ended September 30, 2009 and 2008, respectively and 47,968,199 and 48,210,620 for the nine month period ended September 30, 2009 and 2008, respectively.

For the three months ended September 30, 2008 the calculation of fully diluted earnings per share results would result in a loss for the period after reducing the earnings for the "gain on change in derivative liability," thus having the effect on common stock equivalents as being anti-dilutive.

Stock based compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented AC 718-10 on January 1, 2006 using the modified prospective method.

As more fully described in Note 10 below, the Company granted stock options over the years to employees of the Company under its 2004 Equity Incentive Plan.  The Company granted non-qualified stock options to purchase 175,000 and 3,295,000 shares of common stock during the nine month period ended September 30, 2009 and 2008, respectively, to employees and directors of the Company under the 2004 Equity Incentive Plan.

As of September 30, 2009, there were outstanding employee stock options to purchase 7,280,000 shares of common stock, 3,407,359 shares of which were vested.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $796,168 and $2,338,589 for the three and nine month periods ended September 30, 2009; $673,689 and $1,280,326 for the three and nine month period ended September 30, 2008 and  $5,623,699 from September 7, 2004 (date of inception) through “September 30, 2009, respectively.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The carrying amount for the Series C convertible preferred stock approximate fair value.

Liquidity

As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred loss from operations of $30,323,374 from its inception on September 7, 2004 through September 30, 2009.

Recent accounting pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 13 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during nine months ended September 30, 2009, the Company incurred net losses attributable to common shareholders of $8,339,285, incurred net losses attributable to common shareholders of $30,433,360 from its inception on September 7, 2004 through September 30, 2009 and used $10,407,075 in cash for operating activities from its inception through September 30, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – NOTES PAYABLE-RELATED PARTY

Notes payable related party is comprised of a promissory note totaling $10,316, due November 15, 2008 with interest at 4.9% per annum due upon maturity to a former director and shareholder of the Company. The note was paid in January 2009.

NOTE 4 – PUT LIABILITY

In connection with the exercise of J warrants in December 2008, the Company has agreed to re-acquire 1,896 shares of Series B Preferred Stock (Put Option) for a sum of $744,280, net of unpaid transaction costs of $56,000 at the holder’s option for 30 days after March 2, 2009.  If the holder does not exercise the Put Option by April 1, 2009, the option expires.

On April 7, 2009, the period related to the Put was extended to June 30, 2009 and on June 17, 2009; the period of the Lockup was extended through December 31, 2009, and the period related to the Put was extended to July 31, 2009. On July 30, 2009, in connection with the establishment of a credit line, the Put was extended until June 30, 2010.

NOTE 5 – CREDIT FACILITY

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

In connection with the establishment of the Credit Line, the Company issued 750,000 warrants (no ratchet price protection) to purchase the Company’s common stock at $0.01 per share for five years.  The fair value of $910,860, determined using the Black Scholes Option Pricing Model, is amortized ratably to operations over the life of the Credit Line.  The assumptions for fair value determination were as follows: Dividend yield: 0%; Volatility: 139.04%; Expected life: 5 years; Risk free rate: 2.66%

The Credit Line is provided by major stockholders of the Company with representation on the Board of Directors.

As of September 30, 2009, the Company has not utilized the credit facility.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6 - WARRANT LIABILITY

In connection with the issuance of Series A Preferred Stock in December 2007

The Company estimated the fair value at date of issue of the warrants issued in connection with the private placement to be $4,802,973 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 3.37% to 3.64%, expected volatility of 121.06%, and expected warrant life of one to five years. Since the Company may be obligated to settle the warrants in cash, pursuant to Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”),” the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4,802,973 and a reduction in value of shares subject to redemption. Until conversion and modification of the warrants in December 2008, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

These warrants originally contained a “fundamental transaction” clause that if while the warrant(s) are outstanding, the Company effects any merger or consolidation of the Company with or into another “Person” or other similar transactions (as defined in the warrants), the warrant holders can demand net cash settlement.

As the warrants contained a provision that could have required cash settlement, pursuant to ASC 815-40, the warrants were recorded as a derivative liability and valued at fair market value until the Company met the criteria under ASC 815-40 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $4,802,973 and charged as a reduction of the preferred stock carrying value. Subsequent to the initial issuance date, the Company adjusted to fair value the warrant in current period operations.

In accordance with Accounting Standards Codification subtopic 815-10, Derivatives and Hedging (“ASC 815-10”), the Company recorded a loss during the year ended December 31, 2008 on the change in fair value of warrant liability of $5,012,875 until December 1, 2008 at which time the warrants were exercised on term modification.  The fair value of the warrants at December 1, 2008 (time of modification or conversion, see below) was determined using the Black Scholes Option Pricing Model with the following assumptions:  Dividend yield: -0-%, volatility: 127.56%; risk free rate: 0.11% to 1.16%.

On December 1, 2008, all warrants that contain a provision that require a cash settlement as described above were exercised or terms modified to exclude such provision. As such, the fair value of the warrant liability of $9,815,847 at the time of the exercise or term modification was reclassified to equity.

During the three and nine months ended September 30, 2008, the Company incurred a gain (loss) $10,026,131 and $(16,850,328) charge to current period operations for the change in fair value of the warrant liability.  As discussed above, as of December 1, 2008; the warrant liability was reclassified to equity.

In connection with issuance of Series C Preferred Stock in September 2009

As described in Note 8, the Company issued warrants in conjunction with the sale of Series C preferred stock.  These warrants contain certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 6 - WARRANT LIABILITY (continued)

The Company estimated the fair value at date of issue of the warrants issued in connection with the issuance of the Series C preferred stock to be $2,052,181 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.41%, expected volatility of 131.04%, and expected warrant life of two years. Since the warrants have reset provisions for the first year, pursuant to ASC 815-40, the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $2,052,181 and a reduction in value of the Series C preferred stock and charge to current period operations. Until conversion and expiration of the reset provisions of the warrants, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

The fair values of the warrants of $1,915,749 at September 30, 2009 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	131.35%
Risk free rate:	2.31%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

The initial fair value of the warrants and derivative liability (see note 7 below) resulted in a current period non operating charge to operations of $1,025,836.  At September 30, 2009, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in non cash, non operating gains of $136,433 and $140,462, respectively.

NOTE 7 – DERIVATIVE LIABLITIY

As described in Note 8, the Company issued Series C preferred stock that contains certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision of $1,647,771 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.39%, expected volatility of 131.04%, and expected life of one year. Since the Series C preferred stock contains a reset provision for the first year, pursuant to ASC 815-40, the Company has recorded the fair value of the reset provision as a derivative liability. The net value of the reset provision at the date of issuance was recorded as a reset derivative liability on the balance sheet in the amount of $1,647,771 and a reduction in value of the Series C preferred stock and charge to current period operations. Until expiration of the reset provisions of the Series C preferred stock, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $1,507,309 at September 30, 2009 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	131.35%
Risk free rate:	0.40%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 8 - SERIES C CONVERTIBLE PREFERRED STOCK

In September 2009, the Board of Directors authorized the issuance of up to 7,000 shares of 0% convertible non-voting preferred stock (the “Series C preferred stock”)

The Series C preferred stock is not entitled to preference upon liquidation; not entitled to dividends unless declared by the Board of Directors and are nonvoting except the Corporation shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series C preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series C preferred stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Series C preferred stockholders, (c) increase the number of authorized shares of Series C preferred stock, or (d) enter into any agreement with respect to any of the forgoing.

Each share of Series C preferred stock is convertible, at any time at the option of the holder, into 1,000 shares of Common stock.

Dilutive issuance.  If, at any time prior to the first anniversary of the date of issuance, the Company, except in connection with defined exempt issuances, sell or grant any option to purchase, or sell or grant any right to re price, or otherwise dispose of or issue any common stock (or common stock equivalents) entitling any person to acquire shares of common stock at an effective price per share less than the market price of the common stock on the date that the Series C preferred stock was issued (a “dilutive issuance”), than the conversion ratio shall be increased by the same percentage as the percentage by which the price per share of common stock in connection with the dilutive issuance was lower than the market price of the common stock on the date that the Series C preferred stock was issued.

Exchange Right.  If, at any time prior to the first anniversary of the date of issuance, the Company delivers a notice requesting a draw down under the Company’s 12% secured revolving debenture due March 31, 2011, then a copy of such request shall be delivered to each holder of the Series C preferred stock within five trading days.  Each holder of the Series C preferred stock shall have a one-time right, at any time within five trading days after delivery of notice, to elect to exchange its Series C preferred stock (and all warrants issued to the holder in connection with the Series C preferred stock) for a debenture and warrants on the same terms and in the same dollar amount, as was issued to the purchasers of the debentures and warrants.

In connection with the issuance of each share Series C preferred stock, the Company issued 1,000 warrants to purchase the Company’s common stock at $1.20 per share for five years.  Prior to the first anniversary of the date of issuance, the warrants contain certain reset provisions should the Company issue sell or grant any option to purchase, or sell or grant any right to re price, or otherwise dispose of or issue any common stock (or common stock equivalents) entitling any person to acquire shares of common stock at an effective price per share less than the exercise price of the warrant.

Series C convertible preferred stock contains certain reset and possible redemption provisions which require it to be classified as a liability in the balance sheet and is stated at redemption value net of discounts.

In accordance with ASC 815-40, the Company is required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

In connection with the issuance of the Series C preferred stock, the Company issued 2,920,000 warrants with certain reset provisions.  In accordance with ASC 815-40, the Company is required to record the fair value of the warrants outside of equity and mark to market each reporting period. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

The Company issued an aggregate of 2,920 shares of preferred stock in September 2009 to accredited investors including Company officers, shareholders and directors.

The Company recorded a total debt discount of $2,674,117 from the reset provision and related warrants.  The discount is amortized ratably over the reset provision life of one year.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 9 – STOCKHOLDERS EQUITY

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

The Series B preferred stock is not entitled to preference upon liquidation; not entitled to dividends unless declared by the Board of Directors and are nonvoting except the Corporation shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series B preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series B preferred stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Series B preferred stockholders, (c) increase the number of authorized shares of Series B preferred stock, or (d) enter into any agreement with respect to any of the foregoing. Each share of Series B preferred stock is convertible, at any time at the option of the holder, into 1000 shares of Common Stock.

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
SEPTEMBER 30, 2009

 NOTE 9 – STOCKHOLDERS EQUITY (continued)

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
SEPTEMBER 30, 2009

 NOTE 9 – STOCKHOLDERS EQUITY (continued)

Common Stock (continued)

In January 2009, the Company issued 2,500 shares of common stock for services rendered at approximately $1.60 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

NOTE 10 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2009:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$ 0.01	750,000	4.83	$ 0.01	750,000	$ 0.01
0.10	1,066,723	0.72	0.10	1,066,723	0.10
0.50	25,000	1.90	0.50	25,000	0.50
0.95	120,842	3.24	0.95	120,842	0.95
0.96	203,385	2.75	0.96	203,385	0.96
1.00	71,000	4.95	1.00	71,000	1.00
1.14	5,178,948	3.24	1.14	5,178,948	1.14
1.15	162,709	2.75	1.15	162,709	1.15
1.20	2,920,000	4.95	1.20	2,920,000	1.20
1.50	250,000	4.28	1.50	166,676	1.50
2.00	300,000	1.67	2.00	300,000	2.00
4.00	300,000	1.67	4.00	300,000	4.00
Total	11,348,607	3.48		11,265,283

  Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	17,718,627	$1.06
Issued	600,000	3.00
Exercised	(9,435,743)	1.27
Canceled or expired	-	-
Outstanding at December 31, 2008	8,882,884	0.95
Issued	3,991,000	0.96
Exercised	(1,525,277)	0.10
Canceled or expired	-	-
Outstanding at September 30, 2009	11,348,607	$1.08

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10 -STOCK OPTIONS AND WARRANTS

Warrants (continued)

For the nine month period ended September 30, 2009, warrants totaling 250,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for five years from the date of issuance at an exercise price of $1.50 per share.  The vesting portions of the warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 131.35% to 143.28% and risk free rate from 1.67% to 2.54%.

On July 30, 2009, warrants totaling 750,000 were issued in connection with services rendered. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.01 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 139.04% and risk free rate from 2.66%.   The fair value of $910,860 was recorded as commitment fees and is amortized ratably over one year.

On September 15, 2009, warrants totaling 71,000 were issued in connection with issuance of Series C preferred stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.00 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 131.04% and risk free rate from 2.41%.   The fair value of $68,095 was recorded as a charge against net proceeds received in issuance of related Series C preferred stock.

On September 15, 2009, warrants totaling 2,920,000 were issued in connection with issuance of Series C preferred stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.20 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 131.04% and risk free rate from 2.41%.  As described in Note 6 above, these warrants contain certain reset provisions for the first year which require the Company to classify the market value of the warrants outside of equity.

The Company recorded the vested portion of warrants as a charge to operations of $56,298 and $237,707 in the three and nine month periods ended September 30, 2009.

During the nine month period ended September 30, 2009, warrant holders exercised 1,525,277 warrants on a cashless basis in exchange for 1,425,000 shares of the Company’s common stock.

Non-Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	136,646	4.99	$0.01	122,290	$0.01
0.02	178,326	6.51	0.02	137,281	0.02
0.22	76,172	8.36	0.22	25,755	0.22
0.80	434,000	8.87	0.80	121,792	0.80
1.16	25,000	8.83	1.16	521	1.16
2.00	400,000	9.20	2.00	-	2.00
2.25	150,000	8.43	2.25	56,250	2.25
Total	1,400,144	8.18		463,889

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10 -STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options (continued)

 Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	766,959	$0.07
Granted	854,000	2.32
Exercised	(205,521)	(0.03)
Canceled or expired	(7,083)	(0.01)
Outstanding at December 31, 2008:	1,408,355	1.44
Granted	155,000	0.84
Exercised	(163,211)	(0.05)
Canceled or expired	-
Outstanding at September 30, 2009:	1,400,144	$1.10

During the nine month period ended September 30, 2009, the Company granted an aggregate of 155,000 non employee stock options in connection services rendered at the exercise prices from $0.80 to $1.16.

The fair values of the vesting non employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	131.35%
Risk free rate:	2.31% to 3.31%

During the nine month period ended September 30, 2009, the Company re-priced certain non employee options initially with exercise prices from $1.58 to $4.72 to $0.80 per share with other terms remaining the same.  The fair value of the vested portion of the re-priced options of $2,862 was charged to current period operations.

 The fair values of the vesting re-priced non employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	118.36%
Risk free rate:	2.82%

The fair value of all non-employee options vesting during the nine month periods ended September 30, 2009 and 2008 of $148,599 and $383,519, respectively was charged to current period operations.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	4.29	$0.001	100,000	$0.001
0.01	300,000	6.78	0.01	247,917	0.01
0.02	880,000	7.44	0.02	880,000	0.02
0.22	1,750,000	8.15	0.22	1,090,276	0.22
0.80	4,250,000	8.82	0.80	1,089,166	0.80
Total	7,280,000	8.35		3,407,359

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	3,030,000	$0.14
Granted	4,075,000	3.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	7,105,000	1.81
Granted	175,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2009:	7,280,000	$0.53

During the nine month period ended September 30, 2009, the Company granted 175,000 stock options with an exercise price of $0.80 (after effect of re-pricing, see below) expiring ten years from issuance.  The fair values were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0- %
Volatility	114.10% to 136.21%
Risk free rate:	2.49% to 3.17%

During the nine month period ended September 30, 2009, the Company re-priced certain employee options initially with exercise prices from $1.60 to $5.00 to $0.80 per share with other terms remaining the same.  The fair value of the fully vested re-priced options of $3,815 was charged to current period operations.

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	118.36%
Risk free rate:	2.82%

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 10 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

The fair value of all employee options vesting in the nine month periods ended September 30, 2009 and 2008 of $2,469,617 and $876,690, respectively, was charged to current period operations.

NOTE 11-RESTRICTED STOCK UNITS

On April 15, 2009, the Company established 2009 Equity Compensation Plan for key employees and consultants.  A maximum of 8,000,000 shares were earmarked under the plan.

During the nine month period ended September 30, 2009 the Company issued Restricted Stock Units (“RSU”) for key employees and non employees under the 2009 Equity Compensation Plan.  Each RSU vests with a 24 month cliff with certain acceleration clauses due to a change of control (as defined by the 2009 Equity Compensation Plan)

Employees

A summary of RSU stock unit activity, related to employees, for the Company during the nine months ended September 30, 2009, is as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	-	-
Granted	1,470,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2009:	1,470,000	$0.80

As of September 30, 2009, there was $931,000 of total unrecognized compensation cost related to non vested restricted stock units granted to employees under the 2009 Stock Plan, which is expected to be recognized ratably over a weighted-average period of 2 years.

The fair value of all employees RSU vesting during the nine month period ended September 30, 2009 of $245,000 was charged to current period operations.

Non employees

A summary of RSU stock unit activity, related to non employees, for the Company during the nine months ended September 30, 2009, is as follows:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

NOTE 11-RESTRICTED STOCK UNITS (continued)

Non employees (continued)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	-	-
Granted	105,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2009:	105,000	$0.80

As of September 30, 2009, there was $87,281 of total unrecognized compensation cost related to non vested restricted stock units granted under the 2009 Stock Plan granted to non employees based on the fair value of the Company’s common stock at reporting date.  The fair value is expected to be recognized based on the fair value of the Company’s common stock over a weighted-average period of 2 years.

The fair value of all non employees RSU vesting during the nine month period ended September 30, 2009 of $20,781 was charged to current period operations.

 NOTE 12 — FAIR VALUE

ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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
SEPTEMBER 30, 2009

NOTE 12 — FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying condensed consolidated financial statements consisted of the following items as of September 30, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
None	$-	$-
Total	-	-
Liabilities
Warrant liability	(1,915,749)	-	-	(1,915,749)
Preferred stock derivative liability	(1,507,309)			(1,507,309)
Total	$(3,423,508)	$-	$-	$(3,423,058)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of ASC 825-10, the Company will be required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

NOTE 13 – SUBSEQUENT EVENTS

In October 2009, the Company issued 30,000 shares in connection with the exercise of 33,158 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

Subsequent events have been evaluated through November 12, 2009, a date that the financial statements were issued.

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

Overview

Significant highlights for the third quarter of 2009 were as follows:

●
Our activity and spending continued at levels similar to the first two quarters of 2009. For the third quarter of 2009, our net cash used in operating activities was $1.48 million; we have in total used $4.48 million in operations for the first nine months of 2009. Although we continue for the interim as a ‘development stage company’, we have entered into master service agreements with customers who will be using our initial product, QTinno™. We continue to fund our operations from the proceeds of our equity financings from December 2007 through September 2009; additionally we have access to a $3 million credit facility which is available through June 2010. See further discussions in the liquidity section below.

●
With the official launch of the initial release of QTinno in August, our automated cardiac safety solution, we have expanded our customer interactions, focusing on all Clinical Research Organizations (CRO’s), ECG Core Labs, Clinical Pharmacology Units (CPU’s), and Pharmaceutical Companies (Pharma) in order to effectively sell the solution in the marketplace by facilitating/expediting the evaluation for use by the initial customers. The interactions have been focused on delivering our products to two distinct audiences.  The first is those organizations that would be direct customers of NewCardio, specifically organizations, such as the CRO’s, Core Labs and CPU’s that will be utilizing QTinno to deliver the automatic cardiac safety for Phase 1 TQT/QT studies they are conducting for their pharma sponsor customers.  The second would be indirect customers, primarily pharma sponsors, who will be looking to adopt the automated cardiac safety methodology for their Phase 1 TQT/QT studies through our direct customers. The feedback from these interactions, particularly on the underlying technology, the clinical validation results as well as the planned enhancements to the solution has been very favorable, helping to establish significant traction/interest.  Following on the second quarter’s achievements, which included signing our initial master services agreement with Dedicated Phase 1 and being selected as the exclusive provider of automated cardiac solutions by a top 5 pharma, we have further secured:

●
A master services agreement with a top-3 CRO to use the QTinno software suite as its technology in fully automated Thorough QT (TQT) and Phase 1 studies delivered by its centralized ECG core lab. We expect to collaborate on the first fully automated study within the next 3-6 months, and it is anticipated that the customer will increasingly deliver fully automated results through QTinno in TQT/QT studies going forward.

●
A master services agreement with a top 5 CRO to enable them to replace semi-automated methods and provide more advanced, higher quality and more efficient fully automated studies made possible for the first time through the use of QTinno. It is anticipated that this CRO, with QTinno added to its existing clinical pharmacology offerings, will become a turnkey provider of TQT/QT studies to its customers. This will enable the CRO to capture additional revenue from previously outsourced cardiac safety studies and from customers due to its ability to provide more robust services with increased accuracy and efficiency.

●
Ultimately, the most important result from these collaborations/interactions, in particular the securing of master services agreements with CRO’s, Core Labs and CPU’s and the education of the Pharma Sponsors on the integrated QTinno solution will be our ability to turn them into revenue generating customers by getting them to adopt QTinno to replace the current cardiac safety manual and/or semi-automatic methodologies for their TQT/QT studies. We have seen an increase in the number of sponsor requests for proposal being received by our customers.  In addition, the increased exposure given to automated cardiac safety solutions at industry trade shows has resulted in a growing number of requests for QTinno presentations.  The result has been a much higher visibility on the upcoming customer and/or study opportunities, which in the short term has resulted in several promising proposals, and in the long term is expected to help establish a growing pipeline of revenue generating studies.  We expect that the growing optimism following the 2008/2009 economic slowdown will translate into a pent up demand to conduct the studies that have been delayed, providing another potential positive impact on our pipeline of opportunities.

●
In Summary:  We have completed all of the key tasks in our commercialization plan for the initial release of QTinno (Release 1.0), thereby achieving organizational readiness to support our customers in the implementation and utilization of QTinno in their TQT/QT studies.  As such, we have officially launched QTinno Release 1.0 for use by our customers in production environments for their TQT/QT studies in healthy volunteers in early phase drug development effective August 2009. We have successfully facilitated customer readiness through field audits of our operations and believe we are fully prepared for delivery of first studies.

Clinical Development – QTinno

●
QTinno has been clinically validated at this time with both internal and external studies as previously reported. Results showed that QTinno’s automated determination and the “gold standard” high quality manual measurement were virtually identical (less than 1 millisecond difference), and individual measurements showed a high degree of precision (standard deviation of well under 10 milliseconds between the two approaches).

●
During the quarter ended September 30, 2009, we initiated the development of the next release of QTinno (Release 1.1), which will feature scalable networking capabilities, improved study protocol database functionality, data inconsistency alerts and an enhanced graphical user interface.

●
Also during the quarter, an engineering version of QTinno was used to successfully process 24 hours of Holter data from a complete TQT study.  The data was provided to us by a Top 5 Pharma Company who we are collaborating with on this project. The automatically-computed results for the whole study were available in about 36 hours of computer processing time and they showed a good agreement with the original core lab data with significantly reduced variability.

●
Additionally, we recently presented our study results from QTinno 1.0 on moxifloxicin data received from the Cardiac Safety Research Consortium (CSRC). Moxifloxicin data is a required parameter for all TQT studies submitted to the FDA warehouse as part of the Cardiac Safety drug evaluation process as required in Phase I drug studies. The presentation was at a CSRC-sponsored symposium and included representatives from the FDA. QTinno’s results showed good correlation with the original core lab results on the standard moxifloxicin curve, again with significantly reduced variability when compared to the core lab manual or semi-automatic results.

Internal Research Project – Visual3Dx™

●
We continue to study internally Visual3Dx’s performance in ECGs from patients undergoing evaluation for acute chest pain.  The focus is on the emergency room. Our objective continues to be the collection of data to help us refine the product and prepare it for an external clinical trial to support a filing for clearance with the FDA.  We believe that Visual3Dx is eligible for 510(k) premarket notification clearance procedure as a Class II device.  This belief is supported by specific sections of 21 Code of Federal Regulations Part 870, identifying programmable diagnostic computers (21 CFR 870.1425), electrocardiographs (21 CFR 870.2340), vectorcardiographs (21 CFR 870.2400), and electrocardiographic monitoring devices (21 CFR 870.1425), as Class II devices.

●
Our focus for Visual3Dx is to create a software product that will offer improvements in both sensitivity and specificity compared to the results of traditional ECGs that do not use our 3D platform. We believe our primary advantage using the 3D platform algorithm comes from our ability to analyze results occurring on the side and back of the heart. We are initially focusing directly on the algorithmic work and the potential of the product for significantly improving the diagnosis of a heart attack (MI).

●
During the third quarter of 2009, we presented results on the performance of Visual3Dx at the 31st IEEE Engineering in Medicine and Biology Annual International Conference (EMBC 2009). The paper included our preliminary results from two studies that analyzed the sensitivity of Visual3Dx in detecting acute coronary syndrome.

Internal Research Project – CardioBip™

●
We believe there is emerging opportunity in remote patient monitoring, especially using a wireless device that will provide information equivalent to a full 12-lead ECG machine. In this regard and as more fully discussed in the liquidity section below, we have begun to formally explore strategic relationships to provide resources for the further development and marketing of our newer products under development, including a primary focus on our 3-D Technology platform, specifically for CardioBip and its cardiac monitoring applications.

●
We have had 40 such prototype CardioBip units operating in Belgrade, Serbia, collecting 3D ECG data and wirelessly transmitting them to a 24-hour on-call cardiology center for review. More than 2,300 successful ECG data transmissions from more than 60 patients have been completed to-date. We plan to summarize the goals and the results of this pilot project to determine next steps. This solution will target the chronic care market as a wireless data collection, transmission and interpretation platform expected to provide results and analyses otherwise only available from a traditional 12-lead ECG machine. The timeline and budget for this product development project has not been fully established at this time.

●
During the third quarter of 2009, as part of the Belgrade pilot project, we have initiated a mini-study with the goal of assessing the feasibility of 12-lead ECG reconstruction and transmission by the CardioBip system in patients with coronary conditions. Particularly, the mini-study is designed to help us understand whether changes in ECGs caused by transient ischemic episodes are preserved during CardioBip reconstruction and transmissions.

●
During the quarter we have initiated a second pilot-study targeted towards monitoring by CardioBip of atrial fibrillation trends prior and post cardioversion treatment. Patients scheduled for cardioversion of atrial fibrillation transmit their rhythm prior and post procedure. The study will determine success rates and rhythm trends based on analyses of the CardioBip transmitted ECG data.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2009 and September 30, 2008

Selected results of operations for the three and nine months ended September 30, 2009 and September 30, 2008 were as follows:

Financial Condition and Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Operating expenses:
Selling, general and administrative	$1,537,643	$1,819,147	$4,813,563	$3,725,364
Depreciation	17,941	5,451	41,249	11,997
Research and development	796,168	673,689	2,338,589	1,280,326
Total operating expenses	2,351,752	2,498,287	7,193,401	5,017,687

Net loss from operations	(2,351,752)	(2,498,287)	(7,193,401)	(5,017,687)

Other income (expense)
(Loss) gain on change in fair value of warrant liability and convertible preferred stock derivative liability	(748,941)	10,026,131	(748,941)	(16,850,328)
Other financing costs	(180,156)	-	(303,501)	-
Interest, net	1,051	25,477	23,984	127,815

Net (loss) income before income taxes	(3,279,296)	7,553,321	(8,221,859)	(21,740,200)

Provision for income taxes	498	-	7,440	-

Net (loss) income	(3,280,296)	7,553,321	(8,229,299)	(21,740,200)

Preferred stock dividend	(109,986)	(202,557)	(109,986)	(621,669)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,390,282)	$7,350,764	$(8,339,285)	$(22,361,869)

Quarter ended September 30, 2009 and 2008

            Selected results of operations for the three months ended September 30, 2009 and September 30, 2008 were as follows:

            We continue to operate in 2009 as a development stage company and, as such, we have limited capital and limited capital resources and no revenues. We signed three Master Service Agreements in the September quarter and are coordinating first studies (first revenues).

            Our net cash used in operating activities has grown in 2009.  In the third quarter of 2008 we spent $973,000 and this increased to $1,482,000 in the third quarter of 2009.  The primary increase is in headcount and related costs as we are 10 employees now. We began adding the infrastructure during the third quarter of 2008 and grew from 3 employees to 7 employees last year.  See also the review of our operating expenses which follows.

            Selling, general and administrative expenses decreased 16% to $1,538,000 for the quarter ended September 30, 2009, a decrease of $281,000 from $1,819,000 in 2008.  The change is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation totaled $727,000 and $876,000 in the quarters ended September 30, 2009 and 2008 respectively. The balance of the spending is primarily for human resources, both employees and consultants, and related travel expenses. This includes services on the administrative side: corporate, finance/investor relations and business development, which decreased approximately $300,000. There were several administrative start-up costs post-going public last year, including outside accounting, legal and investor relations expenses, plus costs related to a financing that was terminated due to changing economic times. In total, we reduced these costs by approximately $200,000.  In addition, we reduced bonus expense by over $100,000 in 2009.

We increased our commercialization efforts in the quarter ended September 30, 2009 totaled $336,000, up $158,000 from approximately $178,000 invested in the start of our commercialization efforts last year. We began our commercialization efforts in the quarter ended September 30, 2008 with the hiring of our President and Chief Operating Officer, and today our first product, QTinno 1.0 has been released, we have signed up three customers and we are in the process of scheduling our first revenue study.

            Research and development expenses grew 18% to $796,000 for the quarter ended September 30, 2009, an increase of $122,000 from $674,000 in 2008.  Stock based compensation totaled $380,000 and $189,000 in the quarter ended September 30, 2009 and 2008, respectively, primarily stock option expense. For the quarter ended September 30, 2008, we were well into the process of validating our first product to market, QTinno.  With QTinno 1.0 completed in the quarter ended September 30, 2009 we were able to reduce our outside consulting costs, primarily in Europe, by almost $100,000 offset by a greater focus and resulting $30,000 increase in IP-related legal and patent costs in the current quarter. Total research and development spending was $416,000 and $485,000 in the quarters ended September 30, 2009 and 2008, respectively, primarily human resource related, for both employees and consultants and legal costs.

Our equity compensation agreements with non-employees are under terms and conditions consistent with the requirements of Accounting Standards Codification subtopic 505-50, Equity, Equity-Based Payments to Non-Employees (“ASC 505-50”).  We compensate non-employee consultants for services using equity or cash or a combination of both. Further, stock options are an element of employee compensation.  Total stock based compensation as discussed above is expected to have a material effect on our results of operations during the next 12 months. On the administrative side, we use stock and stock option grants for consultants primarily in support of our investor relation programs providing public market information.  On the research side, we use consultants for both the technical development of our products and also for support of our clinical development process.

The gain (loss) on change in the fair value of our warrant liability and convertible preferred stock derivative liability in 2009 of $749,000 represents approximately $1.1 million in costs of both a warrant liability and a convertible preferred stock derivative liability issued in conjunction with the Series C Preferred Stock financing completed in September 2009, offset by a mark to market at quarter end. In 2008 gain relates to the accounting for the warrants issued in the December 2007 financing.  We marked the value of these warrants to market on September 30, 2008 and, based on the September 30, 2008 market price of our common stock compared to June 30, 2008, the value and, thus, warrant liability decreased substantially. The warrant liability at September 30, 2008 was $21.7 million and quarterly gain related to this warrant liability is $10.0 million. On December 1, 2008, all of these warrants that had contained a provision requiring a cash settlement were exercised or terms modified to exclude such provision.  As such, the fair value of the warrant liability at the time of the exercise or term modification was reclassified to equity and no balance remains at December 31, 2008 or thereafter.

Other financing costs of $180,000 for the three months ended September 30, 2009 are costs related to the Series C Preferred Stock financing completed in September 2009.

Interest, net of $1,000 in the quarter ended September 30, 2009 compares to $25,000 last year is primarily related to income on the short term investment.   Our cash reserves have decreased and interest rates are lower as well. The dividend on preferred stock of $110,000 in 2009 is the accretion in value of the Series C Preferred stock issued in September 2009. The preferred stock dividend of $203,000 in 2008 is the 10% dividend on the average outstanding balance of preferred stock payable for the three months ended September 30, 2008. On December 1, 2008, the Preferred A stock was restructured into a non-dividend Preferred B stock.

Nine months ended September 30, 2009 and 2008

Selected results of operations for the nine months ended September 30, 2009 and September 30, 2008 were as follows:

Selling, general and administrative expenses grew 29% to $4,813,000 for the nine months ended September 30, 2009, an increase of $1,088,000 from $3,725,000 in 2008.  The increase is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation is primarily the expense related to the vesting portion of stock options, totaling $2,109,000 and $1,483,000 for the nine months ended September 30, 2009 and 2008, respectively. Spending was $2,705,000 and $2,242,000 for the nine months ended September 30, 2009 and 2008, respectively. These costs are primarily for professional services and related expenses for senior level employees and consultants on the administrative side, including initial business development activities, and our commercialization efforts. We started those efforts in the quarter ended September 30, 2008 and as a result, overall spending in this area is up significantly for the nine months ended September 30, 2009, increasing by approximately $980,000 to $1,158,000 in the nine months ended September 30, 2009 from the approximately $178,000 invested in the start of our commercialization efforts in the nine months ended September 30, 2008.

We were able to reduce administrative spending including payroll (primarily bonus awards) and outside consultants. Consulting expenses for the nine months ended September 30, 2009 are approximately $410,000 lower than the same period last year, due to a reduction, similar to the quarter, in all significant service areas, including accounting, legal, and investor relations, plus costs related to a financing that was terminated due to changing economic times.

Research and development expenses grew 83% to $2,338,000 for the nine months ended September 30, 2009, an increase of $1,058,000 from $1,280,000 in 2008. Stock based compensation totaled $1,023,000 and $438,000 in the nine months ended September 30, 2009 and 2008, respectively, primarily stock option expense. Total research and development spending increased $473,000 to $1,315,000 for the nine months ended September 30, 2009 from $842,000 for the nine months ended September 30, 2008. The primarily costs are human resource related, and the primarily increase in spending was employees rather than consultants. Consulting remained steady between years. We added personal and increased our efforts to commercialize our first product, QTinno, while continuing work on CardioBip and Visual3Dx to a lesser extent.

The gain (loss) on change in the fair value of our warrant liability and convertible preferred stock derivative liability in 2009 of $749,000 represents approximately $1.1 million in costs of both a warrant liability and a convertible preferred stock derivative liability issued in conjunction with the Series C Preferred Stock financing completed in September 2009, offset by a mark to market at quarter end. For the nine months ended September 30, 2008, this cost is due to the warrants issued in the December 2007 financing. We marked the value of the warrants to market on September 30, 2008 and at the current market price of our common stock, the value and thus warrant liability increased substantially. The warrant liability at September 30, 2008 is $21.7 million and expense for the nine months ended September 30, 2008 related to this warrant liability is $16.9 million. On December 1, 2008, all of these warrants that had contained a provision requiring a cash settlement were exercised or terms modified to exclude such provision.  As such, the fair value of the warrant liability at the time of the exercise or term modification was reclassified to equity and no balance remains at December 31, 2008 or thereafter.

Other financing costs of $304,000 for the nine months ended September 30, 2009 include costs related to the Series C Preferred Stock financing and a $3 million working capital credit facility.

Interest, net is $24,000 and $128,000 in the first nine months of 2009 and 2008, respectively, is primarily related to income on the short term investment. Between years, our cash reserves have decreased and interest rates are lower as well. The dividend on preferred stock of $110,000 in 2009 is the accretion in value of the Series C Preferred stock issued in September 2009. The preferred dividend of $622,000 is the 10% dividend on the average outstanding balance of the preferred stock payable since the preferred stock was issued, at approximately the first of the year 2008, through September 30, 2008. On December 1, 2008, the Preferred A stock was restructured into a non-dividend Preferred B stock.

Liquidity and Capital Resources

As a development stage company, we have limited capital and limited capital resources.  We have incurred a net loss of $26.8 million from our inception in September 2004 through September 30, 2009 of which $10.4 million represents cash used in operating activities.

As of September 30, 2009, we had working capital of approximately $2.2 million. We have $2.6 million in cash, the balance remaining from the financing we completed in September 2009. We may supplement these funds with a $3 million working capital credit facility that is available to us through June 2010. Any monies borrowed hereunder would be due and payable March 31, 2011.  Under certain circumstances, the $2.9 million Preferred C financing in September 2009 may also convert to the terms of the credit facility, at which time it would add to the amounts owing at March 31, 2011.

We believe that we will continue to incur net losses and negative cash flow from operating activities into 2011. We have met our cash requirements to date through the private placement of common stock, the exercise of stock options, the private placement of preferred stock and the issuance of convertible notes.  We have raised a net amount of approximately $13 million since inception, most of which was raised in our December 2007 private placement and related 2008 warrant exercises as well as the September 2009 Series C Preferred Stock financing.  We believe we have resources to sufficiently fund our operations and business plan into the second half of 2010.

Until we are able to generate sufficient liquidity from operations, we intend to continue to fund operations from cash on-hand, through private debt or equity placements of our securities. Our continued operations will depend on whether we are able to generate sufficient liquidity from operations and/or raise additional capital through such sources as equity and debt financings, collaborative and licensing agreements and strategic alliances. There can be no assurance that additional capital will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs.

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

Due to our brief history and historical operating losses, our operations have not been a source of working capital. We will need to obtain additional capital in order to continue and expand operations until we become profitable. This may include the issuance of equity or debt securities, obtaining credit facilities, or other business (e.g. licensing) or financing mechanisms. There can be no assurance that we will be successful in obtaining additional funding.

We have begun to explore strategic relationships, to provide capital and other resources for the further development and marketing of our products, with a primary focus on our 3-D Technology platform, and specifically our products under development, Visual3Dx for the urgent care market and CardioBip for cardiac monitoring applications. Though we contemplate that a strategic relationship could involve a significant equity investment by the other party, the structure of any potential strategic relationship as yet has not been defined. The potential strategic partners that we will be approaching may have products and sell into markets that compete with some of our products and markets, so it is possible and even likely that we may enter into more than one strategic relationship to help fund the development and marketing of our products.

With the recent trading price of our common stock and the volatility in the U.S. financial markets, it could be difficult to obtain additional investment or financing, strategic or otherwise. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Non-strategic investments, if priced below the $1.00 per common share pricing defined in the September 2009 financing on or before September 15, 2010 may trigger dilutive reset features in the Series C Preferred Stock and related warrants. If additional capital is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

 Accounting for and Classifying Series A Stock

At December 31, 2007 until December 1, 2008 we may have been required to redeem the Series A shares for cash in an amount equal to the stated value of the Series A shares, plus accrued and unpaid dividends, upon the occurrence of certain events. As the Series A shares redemption requirement may be triggered by events that were outside of our control, in accordance with ASC 480-10, Classification and Measurement of Redeemable Securities, we recorded the fair value of the Series A shares outside of common shareholders’ equity in the consolidated balance sheet. On December 1, 2008 as a result of the restructure, the Series A Stock was entirely converted without triggering this event and the liability was eliminated.

Accounting for Classifying Series C Stock

In September 2009, we issued 2,920 shares of our Series C Convertible Preferred Stock which contains certain reset and possible redemption provisions which require it to be classified as a liability in the balance sheet and is stated at redemption value net of discounts. In accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), the Company is required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  Each reporting period, we are required to mark to market the reset provision.

Accounting for and Classifying Warrants

At December 31, 2007 until December 1, 2008, the warrants we issued to the investors in the December 2007 private placement contained a “fundamental transaction” clause that if, while the warrants are outstanding, we effect a merger or consolidation, or similar transactions as defined in the warrants, and the warrant holders could demand net cash settlement. As the warrants contain a provision that could require cash settlement, pursuant to Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under ASC 815-40 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in 2007 and reduced the value of the shares of Series A Stock subject to redemption. Subsequent to the initial issuance date, we are required to adjust, and have been adjusting, the warrants to fair value through current period operations. We made a final adjustment to fair value at December 1, 2008 when the warrants were exercised, settled or amended. The Series J and Series J-Warrants were exercised and converted on December 1, 2008 and the Series A Warrants were amended so that all warrants meet the Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) criteria for permanent equity and the liability has been eliminated. At December 31, 2008 there is no warrant liability.

In September 2009, we issued 2,920,000 warrants in connection with the issuance of our Series C Stock that contain certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the warrant as an adjustment to current period operations.

  Financial Instruments Measured at Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we considered the principal or most advantageous market in which we would transact and considered assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

 Items recorded or measured at fair value on a recurring basis in our accompanying consolidated financial statements consisted of the following items as of September 30, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
None	$-	$-
Total	-	-
Liabilities
Warrant liability	1,915,749	-	-	1,915,749
Preferred stock derivative liability	1,507,309			1,507,309
Total	$3,423,508	$-	$-	$3,423,058

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

We adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008 with certain additional provision adopted prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

There were no Level 1 short term investments.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series C stock and the fair value of issued warrants with reset provisions.

Inflation

Our opinion is that inflation has not had a material effect on our operation.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds ..

In July 2009, the Company issued as a commitment fee for a $3,000,000 12% Secured Revolving Debentures facility, warrants to purchase 750,000 shares of the Company’s common stock at $0.01 per share. Any borrowings under the facility, subject to the terms therein, will be due March 31, 2011 in the aggregate amount of up to $3,000,000 plus accrued interest.

In July, August and September of 2009, the Company issued a total of 90,000 shares of its common stock in connection with the exercise of 99,944 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In September 2009, the Company issued 2,920 shares of its Series C Convertible Preferred Stock, each share being convertible into 1,000 shares of the Company’s common stock, and warrants to purchase 2,920,000 shares of the Company’s common stock at $1.20 per share. In addition, the Company issued a fee warrant in conjunction therewith to purchase 71,000 shares at $1.00 per share.

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
4.12
Form of Warrant issued to Purchasers of the Company’s Series C Convertible Preferred Stock on September 15, 2009, incorporated by reference to Exhibit 4.12 of the Company’s Form 8-K filed on September 18, 2009.

4.13
Amended and Restated Certificate of Designation of Preferences, Rights and Limitations of Series C Convertible Preferred Stock, incorporated by reference to Exhibit 4.13 of the Company’s Form 8-K filed on September 18, 2009.

4.14
Form of Warrant issued to the placement agent and the selected dealer in connection with the issuance of Company’s Series C Convertible Preferred Stock on September 15, 2009, incorporated by reference to Exhibit 4.14 of the Company’s Form 8-K filed on September 18, 2009.

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
10.35
Securities Purchase Agreement dated as of September 11, 2009, between the Company and purchases signatory thereto in connection with the issuance of the Company’s Series C Convertible Preferred Stock on September 15, 2009, incorporated by reference to Exhibit 10.35 of the Company’s Form 8-K filed on September 18, 2009.

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

NEWCARDIO, INC.

Date: November 12, 2009	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer