Form 10-K
period 2009-12-31
NewCardio, Inc.
filed 2010-02-24
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2009.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 333-149166

NEWCARDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1826789
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Not required

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes   ☐No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock quoted on the OTC Bulletin Board as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2009), was approximately $12,645,000.

   The number of shares of the registrant’s common stock outstanding as of February 23, 2010 was 26,680,279.

TABLE OF CONTENTS

PART I		4
Item 1.	Business	4
Item1A.	Risk Factors	15
Item1B.	Unresolved Staff Comments	21
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II		23
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item9A.	Controls and Procedures	31
Item9B.	Other Information	32

PART III
Item10.	Directors, Executive Officers and Corporate Governance	33
Item11.	Executive Compensation	36
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item13.	Certain Relationships and Related Transactions and Director Independence	43

PART IV
Item14.	Principal Accountant Fees and Services	44
Item15.	Exhibits, Financial Statement Schedules	45

SIGNATURES		48
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.  Business.

Background

NewCardio, Inc., a Delaware corporation (“NewCardio” or the “Company”), through its wholly-owned subsidiary, NewCardio Technologies, Inc., a Delaware corporation (“NewCardio Technologies”), is a development-stage cardiac diagnostic technology provider focused on the research, development and commercialization of proprietary software platform technology solutions for the non-invasive diagnosis and monitoring of cardiovascular disease (“CVD”), as well as the cardiac safety assessment of drugs under development.  Our proprietary software platform technology solutions enhance the value of the standard 12-lead electrocardiogram by adding a third dimension, space, to the current two dimensional view, time and voltage, thereby enhancing the diagnostic value of the 12-lead ECG in providing data that was previously unavailable to the human eye.  Our solutions, which require no change in the current practice for recording ECGs provide greater accuracy/sensitivity in much more timely and cost effective manner in assessing cardiac status while increasing the ability to diagnose clinically significant conditions which were previously difficult to detect.

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

On December 27, 2007, the Company consummated a reverse merger by entering into a share exchange agreement (the “Share Exchange”) with the stockholders of NewCardio Technologies, pursuant to which the stockholders of NewCardio Technologies  exchanged all of the issued and outstanding capital stock of NewCardio Technologies for 18,682,537 shares of common stock of the Company representing 92% of the Company’s outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock of the Company held by certain stockholders of the Company concurrently with the Share Exchange. Prior to the Share Exchange, the Company was an inactive corporation with no significant assets and liabilities and was considered as “Shell Company” under the SEC guidelines.

As a result of the Share Exchange, there was a change in control of the Company. In substance, the Share Exchange is a recapitalization of the Company’s capital structure rather than a business combination and accounted for as such.

As of December 27, 2007, Marine Park’s officers and directors resigned their positions and Marine Park changed its business to NewCardio Technologies’ business.  As a result, the historical discussion and financial statements for periods prior to December 28, 2007, included in this Annual Report on Form 10-K are those of NewCardio Technologies.  On January 17, 2008, Marine Park’s corporate name was changed to NewCardio, Inc., resulting in the current corporate structure in which NewCardio, Inc. is the parent corporation, and NewCardio Technologies, Inc. is its wholly-owned subsidiary.

General

            NewCardio, as a developer of a cardiovascular diagnostic platform technology focused specifically on the ECG, initially intends to compete in two large segments of the CVD diagnostic market: (1) cardiac safety services for drug development, and (2) CVD diagnostics.

The 12-lead electrocardiograph, ECG, is cardiology’s most frequently used screening and diagnostic tool, primarily due to the fact that it is a non-invasive, inexpensive, and highly versatile test which provides immediate availability for diagnosing arrhythmia, heart muscle diseases, or increased susceptibility to sudden cardiac arrest.  Our opportunity in the CVD diagnostic test market is based on our proprietary 3D platform technology’s ability to provide significantly enhanced diagnostic information which allows for faster, more accurate and less expensive assessment of cardiac status, and difficult to diagnose conditions, without changing any of the established ECG practices.

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

Cardiac Safety Market for Drug Development

Unexpected cardiac toxicity is a common cause of delays in drug development, abandonment of otherwise-promising drug candidates, and/or withdrawal of previously approved drugs from the market.  One of the most important consequences of such toxicity is life-threatening arrhythmia, which usually results from drug-induced alterations in cardiac electrical activity and in some instances were implicated as causes of sudden cardiac death. Some drugs have recently been associated with a different kind of cardiac toxicity, that is, increased risk of myocardial infarction (“MI”), heart failure, and/or stroke.

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

Because of the difficulty in detecting cardiac toxicity, surrogate diagnostic markers are used during drug development to detect increased cardiac risk. The most important such surrogate marker is the drug-induced changes in the QT interval on the ECG. "QT" is the time interval that is measured on the ECG signal from a part of the signal labeled "Q", start of depolarization, through "T," end of repolarization. The United States Food and Drug Administration (the “FDA”) and other drug regulatory bodies now require extensive ECG data on all drugs in clinical development, with a particular focus on drug-induced QT interval changes. Many of the new standards are set forth in the E14 Guidance for Industry published jointly by the FDA and the International Committee on Harmonisation in October 2005 (the E14 Guidance) at www.fda.gov/cder/guidance/6922fnl.htm .. The primary focus of the E14 Guidance is a detailed assessment of a drug's effects on ECG parameters, particularly the QT interval.

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

CVD Diagnostics Market

In the CVD diagnostic market, NewCardio intends to compete in a large segment described as Cardiac Monitoring and Diagnostic Services comprised of point-of-care technologies and services, which account for approximately 65% of the total available market, and ambulatory (outpatient) monitoring for cardiac disease, which accounts for approximately 35% of the total available market.   Since cardiac disease is common, there are presently sizable markets in both categories.  For example, according to statistics published by the American Heart Association:

•	About 80 million Americans have some form of cardiovascular disease;

•	About 16.8 million Americans have coronary heart disease, defined as a history of myocardial infarction or angina pectoris;

•	About 5.7 million Americans have heart failure;

•	About 2.3 million Americans have a history of atrial fibrillation

A substantial portion of all of the above patient groups may benefit from the relatively inexpensive and convenient forms of cardiac monitoring and diagnostic tools being developed by NewCardio.  Moreover, as the US population ages, the number of patients in each category is expected to increase.  In the future, we expect that the ambulatory segment will see faster growth following the general trend of increased outpatient diagnosis procedures, as well as technological improvements that make remote digital monitoring more feasible.

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

Stationary Cardiac Screening and Diagnostics:

●
patients who enter the emergency department or other acute care facilities must be quickly and accurately evaluated for potentially life-threatening acute cardiac disease, such as acute coronary syndrome;

●	other ambulatory or hospitalized patients with or without a cardiac disease diagnosis may need to be screened for their level of risk, the presence of disease, or disease progression.

Ambulatory Cardiac Monitoring:

●	patients with difficult to assess or transient cardiac symptoms require long-term, real-time monitoring for diagnosis and evaluation;
●
patients with established cardiac disease, such as atrial fibrillation or coronary artery disease, may need longer-term ambulatory monitoring to assess the effectiveness of therapy or establish the need for additional diagnostic tests or therapeutic interventions.

Principal Products and Applications

Our novel core technology platform provides real-time, 3-D analysis of the heart's electrical activity, as detected at the body surface by standard 12-lead ECG electrodes. ECG input signals are typically sampled at 500 Hz (500 times per second). Each signal is then normalized to present equidistant signal source representation from the body surface electrodes, and then mathematically processed to generate 3-D visual representations and other useful diagnostic tools on a high resolution time basis. The ECG signal processing can be fully performed on a laptop computer so that the 3-D visual output is immediately available to the physician alongside the 12-lead standard ECG.  We have exploited our core technology platform to develop three initial products, QTinno, Cardio3KG, and CardioBip™, which are in various stages of development, as follows:

QTinno

QTinno is an automated cardiac safety solution that streamlines the process for meeting the Phase I cardiac safety analysis requirements as defined in ICH E14 guidance document.  It replaces the manual and/or semi-automated methodologies with algorithms that automatically measure, analyze and report on the ECGs collected for any Phase I trial by a fully automating the evaluation of the QT and other timing intervals relevant for assessing drug cardiac toxicity (e.g. RR, PR, QRS, QT, QTcB, QTcF measurements).  It provides fast, accurate and precise QT data from a broad range of challenging ECGs, analyzing, greater than 10,000 ECGs within an hour.  The QTinno algorithm synthesizes information from all 12 leads into a 3D representation of cardiac electrical activity over time. From this representation, it then generates a “virtual” ECG lead, utilizing all available beats, that includes balanced and complete information from all parts of the heart. This improves signal-to-noise ratio and shows difficult-to-detect events with substantially greater clarity than the standard 12-lead display.  This approach enables reliable, automated identification of key cardiac events – something no ECG provider has achieved to date.  In addition, QTinno incorporates novel curve fitting algorithms that ensure a high degree of accuracy, and a detailed "confidence factor" that flags the most difficult ECGs for recommended cardiologist over read. This latter feature provides a fail-safe mechanism for ensuring all determinations are highly reliable.

The QTinno user interface has been carefully designed to meet user needs, both in display and data analysis.   QTinno is a validated, 21CFR11 compliant software solution that supports the workflow for TQT and Phase I automatic ECG analyses. The system contains an overall system Dashboard and Protocol summary screens containing real-time study metrics.  QTinno enables users, based on privileges assigned through the user profile, to efficiently manage the input, processing and output of the ECG data required in a TQT and/or Phase I study.

When ECG processing has been completed, the results from QTinno can be provided back to the user in a number of different ways.  Cardiologists can view the ECGs that have been identified by the “confidence factor” for recommended review (generally no more than 2-4% of the ECGs processed) and adjudicate the results within QTinno (if required), specify ECG morphology findings and record any general comments.  Study results that contain the ECG measurements, morphology findings and processing details can be exported from the system.  Lastly, FDA XML files can be exported from QTinno for all ECGs that were processed which can then be used by the sponsor as part of the upload to the FDA ECG warehouse or as part of an NDA submission to the FDA.  All of these processing, review and reporting functions are available if QTinno is installed locally or if the user is accessing the application within the NewCardio hosted data center.

QTinno can be installed and used on any Windows-based personal computer.  It does not require a dedicated computer and no special hardware is required to operate the software.  In addition, there is no requirement for any new or unique procedures for capturing ECGs, as our customers will continue to use their current ECG hardware and processes to obtain standard ECG recordings.  They will simply extract the digital files of these ECG recordings in order to import into the QTinno software.  QTinno will receive the ECG input signal via any standard means of transporting a digital computer file, such as a CD/DVD, USB drive or a network.  As noted above, QTinno can be delivered as “Software as a Service” (SaaS) through the 21CFR11 compliant NewCardio hosted data center or installed within our customers internal IT infrastructure, based on the requirements/preference of the customer.

CardioBip

The prototype of CardioBip is a mobile ECG transtelephonic system comprised of a mobile ECG recording and transmitting device, and a diagnostic center which receives, processes and analyzes the data. The purpose of CardioBip is to allow a patient to record ECG data with a mobile recorder, by placing it on the patient’s chest, using three integrated electrodes to make contact. The patient would touch two points on the recorder with each hand, thereby providing two additional electrodes.  No wires are required.

The recorder will wirelessly transmit data to a diagnostic center, where a synthesized 12-lead ECG will be reconstructed from a calibrated, patient-specific transformation algorithm, proprietary to the Company.   A physician will then evaluate the information, enabling more accurate and timely diagnoses of acute cardiac events, and facilitating immediate intervention in life-threatening situations or as part of a routine remote checkup.

CardioBip is now currently being developed beyond this prototype stage, although introduction of a commercial product is still expected to be approximately two years out, depending on the level of effort we can bring to this product.  The next version is expected to include Bluetooth technology and be the focus of clinical studies leading to the expected filing of 510 (k) and CE mark applications as more fully discussed in the regulatory section below. Our current strategy is to introduce this second product as a priority now that QTinno is in its commercial phase. We also recently received a fundamental patent for this product as well as preliminary positive results from two internal studies.

The data from CardioBip may also be analyzed with the Cardio3KG array of 3-D analytical tools (see below). Cardio3KG is our other product under development, and is expected to be introduced around or subsequent to the introduction of CardioBip.

Cardio3KG

Cardio3KG is a set of algorithms and tools that provide a comprehensive method to assess cardiac electrical activity in time and space. Cardio3KG extracts additional information from standard 12-lead ECG signals and uses it to generate a 3-D representation of cardiac electrical activity. To further enhance understanding and interpretation, the program superimposes the diagnostically relevant electrical information on an intuitive, revolving 3-D anatomic model of the heart. Cardio3KG also includes algorithms for real-time vectorial analysis and normalization tools to ensure accurate representation of all heart regions. We believe that this enables Cardio3KG to assess potentially fatal diseases and conditions, including acute coronary syndrome, with greater accuracy than possible by standard ECG.

Importantly, Cardio3KG requires no change in standard ECG practice. The ECG is obtained exactly as it is now, with the electrodes placed in the same locations and no need for additional electrodes. Moreover, Cardio3KG provides the 12-lead display along with its novel 3-D analytical presentations, to allow correlations between displays and provide reassurance that no information has been lost. We believe this will be highly important in promoting acceptance of Cardio3KG by the medical community.

Clinical Development

QTinno

QTinno has been clinically validated at this time with both internal and external studies as previously reported. Results showed that QTinno’s automated determination and the “gold standard” high quality manual measurement were virtually identical (less than 1 millisecond difference), and individual measurements showed a high degree of precision (standard deviation of well under 10 milliseconds between the two approaches).  As we work customers and sponsors, as part of their evaluation process, we continue to put QTinno through rigorous clinical validation exercises, as the consistent quality of results delivered continues to confirm the robustness of the underlying technology in addressing both the immediate and long term concerns of the current standard (i.e. QT interval measurement) for cardiac safety analysis/testing in drug development.  We believe this approach in aggressively working in collaboration with potential customers and/or partners will help not only to accelerate their adoption of QTinno, but also provide valuable input/feedback for its continued enhancement.

During the year ended December 31, 2009, we successfully launched our initial release of QTinno (Release 1.0) after successfully completing our internal organizational readiness.  Organizational readiness takes the solution well beyond clinical validation, which is a core requirement for delivery to the market, to ensure that we are able to fully support our going to market activities for a regulatory, development, software validation and verification, professional services and customer care perspective as well.  In addition, we have initiated the development of the next release of QTinno (Release 1.1), which will feature automated intelligent extractions, scalable networking capabilities, improved study protocol database functionality, data inconsistency alerts and an enhanced graphical user interface.

One of the most significant results of our collaboration efforts has been the development of an engineering version of QTinno was used to successfully process 24 hours of Holter data from a complete TQT study.  The data was provided to us by a Top 5 Pharma Company who we are collaborating with on this project. The automatically-computed results for the whole study were available in about 36 hours of computer processing time and they showed a good agreement with the original core lab data with significantly reduced variability.  This enhancement will be delivered as part of planned future releases of QTinno.

Additionally, we have taken advantage of every opportunity to present the results of our clinical validation at industry sponsored conferences and/or regulatory body meetings.  In fact, recently presented our study results from QTinno 1.0 on moxifloxacin data received from the Cardiac Safety Research Consortium (CSRC). Moxifloxacin data is a required parameter for all TQT studies submitted to the FDA warehouse as part of the Cardiac Safety drug evaluation process as required in Phase I drug studies. The presentation was at a CSRC-sponsored symposium and included representatives from the FDA. QTinno’s results showed good correlation with the original core lab results on the standard moxifloxacin curve, again with significantly reduced variability when compared to the core lab manual or semi-automatic results.

CardioBip - Internal Research Projects

We believe there is emerging opportunity in remote patient monitoring, especially using a wireless device that will provide information equivalent to a full 12-lead ECG machine. CardioBip features fully integrated electrodes and requires no wires to acquire the signal. The acquired signals are transmitted via wireless telephony to a call center where 12-lead ECGs are reconstructed using NewCardio-proprietary algorithms.

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

During 2009, as part of the Belgrade pilot project, we completed a mini-study with the goal of assessing the feasibility of 12-lead ECG reconstruction and transmission by the CardioBip system in patients with coronary conditions. Particularly, the mini-study is designed to help us understand whether changes in ECGs caused by transient ischemic episodes are preserved during CardioBip reconstruction and transmissions. 47 subjects with angiography-documented coronary artery disease were monitored for ST-segment changes during exercise treadmill testing. We also completed a second pilot-study targeted towards monitoring by CardioBip of atrial fibrillation trends prior and post cardio version treatment. 18 patients with persistent AF undergoing elective electrical DC cardio version were studied. These patients were scheduled for cardio version of atrial fibrillation and transmitted their rhythm prior and post procedure. The study determined success rates and rhythm trends based on analyses of the CardioBip transmitted ECG data.

Both studies confirmed CardioBip’s ability to accurately provide wireless remote patient monitoring. The study results confirmed CardioBip’s ability to record, reconstruct and transmit an accurate, high-resolution 12-lead ECG, thereby enabling not only rhythm diagnosis, but also detection of ischemic ECG changes and precise reconstruction of atrial activity. The Heart Rhythm Society Expert Consensus recommends ongoing monitoring for up to two years following catheter or surgical atrial fibrillation (AF) ablation procedures, and our results suggest that the CardioBip may prove particularly useful in detecting AF recurrence after such procedures.

At present there is no convenient and reliable method for remote monitoring and detection of either ischemic events or derangements of atrial electrical activity. CardioBip is a convenient hand-held device that patients can carry with them and use to generate and transmit accurate and complete 12-lead ECGs during ordinary daily activity or when symptoms develop.  Such capabilities have the potential to significantly improve clinical outcomes for millions of patients with heart disease.

Cardio3KG

European pilot trial of Cardio3KG diagnostic sensitivity for angioplasty-induced ischemia. The study compared sensitivity of the Cardio3KG to the standard ECG in detecting ischemia induced by balloon coronary occlusion. Continuous ECG data was obtained from 51 patients during 117 separate coronary balloon occlusions of at least 90 seconds. The study revealed that the standard ECG became diagnostic for ischemia in 67% of the occlusions, whereas the Cardio3KG TM was diagnostic in 90%. The gain in sensitivity was most marked for occlusions in the circumflex and right coronary artery distributions, the regions in which the standard ECG has the lowest sensitivity due to sensor distance from the heart.

Beth Israel Deaconess Medical Center (BIDMC) - Harvard University Study of Cardio3KG in Acute MI. This study addressed whether the standard ECG or the Cardio3KG TM could more accurately detect early-stage acute MI.  The study included 133 consecutive BIDMC patients with clinically suspected acute MI, who were admitted to the CCU, and who had coronary intervention within 6 hours of admission.  The first ECG obtained in the BIDMC emergency department was retrieved for each patient.  In each instance, this ECG data was used to generate a Cardio3KG. The standard ECG and Cardio3KG were evaluated by independent, blinded observers for indicators of acute MI and results were compared.

The study showed that the standard ECG in these patients was diagnostic of acute ischemia for about 66% of patients, whereas the Cardio3KG was diagnostic in about 84% of patients.  No material negative results were found.

We continue to study internally Cardio3KG’s performance in ECGs from patients undergoing evaluation for acute chest pain.  The focus is on the emergency room. Our objective continues to be the collection of data to help us refine the product and prepare it for an external clinical trial to support a filing for clearance with the FDA.  We believe that Cardio3KG is eligible for 510(k) premarket notification clearance procedure as a Class II device.  This belief is supported by specific sections of 21 Code of Federal Regulations Part 870, identifying programmable diagnostic computers (21 CFR 870.1425), electrocardiographs (21 CFR 870.2340), vectorcardiographs (21 CFR 870.2400), and electrocardiographic monitoring devices (21 CFR 870.1425), as Class II devices.

Our focus for Cardio3KG is to create a software product that will offer improvements in both sensitivity and specificity compared to the results of traditional ECGs that do not use our 3D platform. We believe our primary advantage using the 3D platform algorithm comes from our ability to analyze results occurring on the side and back of the heart. We are initially focusing directly on the algorithmic work and the potential of the product for significantly improving the diagnosis of a heart attack (MI).

During 2009, we also presented results on the performance of Cardio3KG at the 31st IEEE Engineering in Medicine and Biology Annual International Conference (EMBC 2009). The paper included our preliminary results from two studies that analyzed the sensitivity of Cardio3KG in detecting acute coronary syndrome.

Marketing and Sales

QTinno

We are marketing QTinno as a fully automated software solution that provides:

●	diagnostic accuracy and precision in assessing drug induced QT prolongation - with results comparable to the current gold standard manual read but with substantially less variance; and

●	diagnostic speed - requiring less than 2 hours to process a typical Thorough QT study, orders of magnitude, substantially faster and less labor-intensive than the current gold standard manual read;

●	cost savings - by substantially reducing amount of human labor and time required to conduct Thorough QT studies and other drug cardiac safety studies.

With the official launch of the initial release of QTinno in August, we have expanded our customer interactions, focusing on all Clinical Research Organizations (CRO’s), ECG Core Labs, Clinical Pharmacology Units (CPU’s), and Pharmaceutical Companies (Sponsors) in order to effectively sell the solution in the marketplace by facilitating/expediting the evaluation for use by the initial customers. Our plan is to license QTinno to users on a per study basis based on the number of evaluations in the study. The interactions have been focused on delivering our products to two distinct audiences.  The first is those organizations that would be our direct customers, specifically organizations, such as the CRO’s, ECG Core Labs,  CPU’s and select Sponsors that will be utilizing QTinno to deliver the automatic cardiac safety for Phase 1 TQT studies they are conducting for their Sponsor customers.  The second would be indirect customers, primarily Pharma sponsors, who will be looking to adopt the automated cardiac safety methodology for their Phase 1 TQT studies through our direct customers. The feedback from these interactions, particularly on the underlying technology, the clinical validation results as well as the planned enhancements to the solution has been very favorable, helping to establish significant interest.

By the end of 2009 we signed three master services agreements with Dedicated Phase 1 and two of the five largest CROs; further we have been selected as the exclusive provider of automated cardiac solutions by a top 5 pharmaceutical company. We are collaborating with the sales teams of each of our customers in introducing the integrated solution to their Sponsor customers, which will ultimately lead to an initial validation collaboration on a previous QT/TQT study, and upon analysis of the results, approval to work with the clinical teams to incorporate the automated analysis into their planned Phase 1 QT/TQT studies for 2010.. QTinno is expected to enable our CRO and CPU customers to capture additional revenue from previously outsourced cardiac safety studies and from our ECG core lab and Sponsor customers due to its ability to provide more robust services with increased accuracy and efficiency. We anticipate that our customers will increasingly deliver fully automated results through QTinno in all Phase 1QT/TQT studies going forward.

Ultimately, the most important result from these collaborations/interactions, in particular the securing of master services agreements with CRO’s, Core Labs and CPU’s and the education of the Pharma sponsors on the integrated QTinno solution will be our ability to turn them into revenue generating customers by getting them to adopt QTinno to replace the current cardiac safety manual and/or semi-automatic methodologies for their TQT studies. We have seen an increase in the number of sponsor requests for proposal being received by our customers.  In addition, the increased exposure given to automated cardiac safety solutions at industry trade shows has resulted in a growing number of requests for QTinno presentations.  The result has been a much higher visibility on the upcoming customer and/or study opportunities, which in the short term has resulted in several promising proposals and, in the long term, is expected to help establish a growing pipeline of revenue generating studies.

We expect that the growing optimism following the 2008/2009 economic slowdown will translate into a pent up demand to conduct the studies that have been delayed, providing another potential positive impact on our pipeline of opportunities. In summary, we have completed all of the key tasks in our commercialization plan for the initial release of QTinno (Release 1.0), thereby achieving organizational readiness to support our customers in the implementation and utilization of QTinno in their TQT studies.  As such, we have officially launched QTinno Release 1.0 for use by our customers in production environments for their TQT studies in healthy volunteers in early phase drug development effective August 2009. We have successfully facilitated customer readiness through field audits of our operations and believe we are fully prepared for delivery of first studies in the first part of 2010.

Research and Development

We plan to focus our short and medium term development efforts on solutions for Cardiac Safety and Efficacy, Urgent Care and Chronic Care markets. In the longer term we will pursue other key markets by researching ways to apply our 3-D ECG modeling and interpretation technology to key cardiovascular conditions and disease.

Cardiac Safety: The first commercial version of our QTinno Solution is focused on addressing Thorough QT (TQT) and Phase 1 studies. The solution is expected to be delivered as Software as a Service (SaaS) in order to minimize implementation/validation timelines at our customer’s end. We are focused on an aggressive release strategy that will include enhancement, maintenance and upgrade releases. Such releases will address customers’ needs for full database functionality and for scalable architectures.  Ease of integration into customers’ internal infrastructures will be among key benefits of our future solution. The second version of the QTinno solution will improve multi-user access to study data and will offer advanced features for Holter data extraction and processing.

Chronic Care: We are assessing the health care benefits and the role the wireless monitoring capabilities of our CardioBip Solution could offer to patients and their physicians. We believe that our solution for this market best represents the capabilities of our Unified 3-D Platform. CardioBip specifications include an efficient chronic-care patient monitoring solution, including that of patients affected by atrial fibrillation, integrating the accuracy of fiducial point measurements from QTinno with the condition detection performance of Cardio3KG biomarkers. Our 2010 development efforts are focused on completing product development activities anticipated for supporting US and CE regulatory filings. Based on available funding, US FDA and CE approvals are not anticipated before 2011.

Urgent Care: We believe we have internally made significant progress in achieving increased performance of the Cardio3KG System in detecting acute coronary syndrome through the analysis and review of the results obtained in our completed validation studies. The Solution will enable emergency room physicians to obtain superior diagnostic value when compared with the standard 12-lead ECG. Our 2010 development efforts are focused on completing preliminary validation using internal ECG databases and on advancing formal software development. Once formal software development is completed, additional formal clinical validation will be performed. Both the formal software development and formal clinical validation efforts are intended to support US and CE regulatory filings. Based on available funding, US FDA and CE approvals are not anticipated before 2012.

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

The following table summarizes the status of our patents and patent applications as of the date hereof:

App Number/ Filing Date	Brief Summary (Products Covered)	Status
PCT/ YU2004/ 00020 08/20/04	Cordless recording and telecommunication of three special ECG leads and their processing (CardioBip)

US Patent No. 7,647,093 issued 01/12/10.

EU Certificate of Patent Grant EP1659936 issued 12/26/2007. EU Patent active in DE, ES, FI, FR, IT, GB, GR, PL. Other national phases are being processed.

International Application now being examined in China, Japan, Korea and the European Union (EU).

PCT/ US2005/ 001239 01/16/ 05	Visual 3-D presentation of ECG data (Cardio3KG, QTinno)	International Application now being examined in the China, Japan, Korea and the European Union (EU)
US 11/ 036,930 1/16/04	Visual 3-D presentation of ECG data (Cardio3KG, QTinno)	US Patent No. 7,266,408 issued 09/04/07. PCT/US2005/001239 International Application.
US 11/ 848,221 1/16/04	Visual 3-D presentation of ECG data (Cardio3KG, QTinno)	Filed as divisional US Patent Application on 08/30/07. Divisional with respect to 11/036,930, filed on 1/16/04 US PTO notice of all-claim allowance on 1/28/10. US patent expected to issue in Q2
PCT/ US2008/ 009308 07/31/07	Quantitative assessment of cardiac electrical events (QTinno)	Priority to US Provisional Application filed 08/01/07.
US Patent Application	Device and methods for evaluating cardiac electrical events (QTinno)	US Patent Application filed with US PTO on 07/31/08. Application # US 12/184,068. Priority to US Provisional Application filed 08/01/07.
US Patent Application	System for quantitative assessment of cardiac electrical events (QTinno)	US Patent Application filed with US PTO on 06/12/09. Application # US 12/484,153.
US Patent Application	Method for quantitative assessment of cardiac electrical events (QTinno)	US Patent Application filed with US PTO on 06/12/09. Application # US 12/484,156.
US Patent Application	Electrocardiographic Monitoring System and Method Using Orthogonal Electrode Pattern (CardioBip)	US Patent Application filed with US PTO on 07/31/09. Application # US 12/534,064.
US Patent Application	ECG Reconstruction For Atrial Activity Monitoring And Detection (CardioBip)	US Patent Application filed with US PTO on 11/05/09.
US Patent Application	Method for Automated EKG Analysis (Cardio3KG)	US Patent Application filed with US PTO on 11/06/09. Application # US 12/614,352.
US Patent Application	System for Automated EKG Analysis (Cardio3KG)	US Patent Application filed with US PTO on 11/06/09. Application # US 12/614,354.
US Patent Application	System and Method for Automated EKG Analysis (Cardio3KG)	US Patent Application filed with US PTO on 11/06/09. Application # US 12/614,361.
US Provisional Patent Application	Alternative Markers For Quantitative Assessment of Cardiac Electrical Events (QTinno)	US Provisional Patent Application filed with US PTO on 12/15/09. Provisional Application # US 61/286,763.
US Patent Application	Atrial Fibrillation Detection based on Absence of Consistent P-Loops in Averaged Vectorcardiogram (CardioBip)	US Patent Application filed with US PTO on 1/26/10. Application # US 12/694,236.
US Patent Application	Methods and apparatus for quantitative assessment of cardiac electrical events (QTinno)	US Patent Application filed with US PTO on 1/28/10.

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

FDA’s Pre-market Clearance and Approval Requirements.   The FDA classifies all medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification, known as both a PMN and a 510(k) clearance, requesting clearance of the device for commercial distribution in the U.S. Some low risk devices are exempted from this requirement.  Class III devices are devices which must be approved by the pre-market approval (“PMA”) process.  These tend to be devices that are permanently implanted into a human body or that may be necessary to sustain life.  For example, an artificial heart meets both these criteria.  We believe that our products do not fall into Class III categorization.

We believe that QTinno falls into the category of devices that are exempt from requiring 510(k) pre-market clearance with the FDA.  This is because QTinno does not directly interact with a patient’s diagnosis and will be for use in drug safety applications.

We believe that Cardio3KG and CardioBip fall into Class II, as they are both electrocardiographs and vectorcardiographs.  They must, therefore, first receive 510(k) clearance or pre-market approval from the FDA before we can commercially distribute them in the U.S.

510(k) Clearance Process.  For each of Cardio3KG and CardioBip, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from class III to either class II or I. If a device being submitted is significantly different than a previously cleared 510(k) device in terms of design, material, chemical composition, energy source, manufacturing process, or intended use, the device nominally must go through PMA.

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

             Government regulation of QTinno for drug safety applications . The evaluation of ECGs from clinical trials for drug development are conducted under an Investigational New Drug or New Drug Application. As such, they are governed by The Food Drug and Cosmetic Act and regulations promulgated there under, primarily those set forth in Chapter 21 of the Code of Federal Regulations (21 CFR). Although no specific regulations govern use of electrocardiographic analytical tools in drug trials, QTinno must, nevertheless, be compliant with substantial portions of 21 CFR, particularly 21 CFR Part 11 regulating collection and submission of electronic data to the FDA.

 In addition, the FDA must be familiar with QTinno performance and regard it as reliable before drug sponsors will accept it for use with trial validation. We have had the opportunity to present QTinno to the FDA and believe that both the technology and our clinical validation results were viewed favorably indicating that the FDA would accept data processed by QTinno in a prospective TQT study for review. Further, we are a member of the Cardiac Safety Research Consortium (“CSRC”), a broad-based collaboration of medical product safety experts from academia, industry, and the FDA. It was formed in 2005 in response to the Critical Path Initiative, the FDA’s effort to modernize the drug development process. The CSRC’s primary goal is to facilitate development of new tools to improve cardiac safety assessment of medical products, especially tools to quantify arrhythmia (abnormal heart beat) risk of new drugs in development. With the FDA, the CSRC established a centralized ECG warehouse of ECGs obtained from drug clinical research studies. We intend to be an active participant in CSRC efforts, by providing expertise and technology as needed, and by conducting targeted research and development projects, as such projects are reviewed and approved by the CSRC’s Scientific Oversight Committee.  In this regard, the Company met with FDA representatives on January 28, 2010, to review NewCardio’s concepts and program in exploring new 3D-based ECG/VCG markers for early assessment of cardiotoxicity of investigational drugs. At this meeting, the FDA confirmed its support and high interest in exploring additional cardiac safety markers. The Company intends to present data on complementary markers in late February in London. The topic is “Three-dimensional Automated Algorithms in Continuous Quantitative Assessment of the Drug-induced Pattern of Ventricular Repolarization (Beyond QT/QTc)”.

International Regulation. International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. The Cardio3KG and the CardioBip may be affected by this legislation, but we believe that it does not affect development or implementation of QTinno for pharmaceutical development purposes. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the CE mark. CE is an abbreviation for Conformité Européene (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. Failure to obtain the CE mark will preclude us from selling the Cardio3KG, CardioBip and related products in the European Union.

Employees

            As of December 31, 2009 we had 10 full-time employees and no part-time employees.  Additionally, we have approximately 15 consultants who perform various specialized services for us.  We have six consultants in Belgrade, Serbia, who perform research and development for us.  We have approximately six consultants who perform clinical and regulatory support and compliance for us.  We have one consultant who advises us on sales and marketing and the commercialization of our products.  We also engage consultants for investor relations, accounting, business development and legal services.

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

            We are a development stage company and have incurred losses since we were formed. We have incurred operating losses of $10,000,157 during the year ended December 31, 2009 and incurred cumulative losses since our inception on September 7, 2004 through, December 31, 2009 of $17,976,465. While we have initiated the commercialization of our first product, QTinno, we have not generated any revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology. We cannot predict the extent of these future net losses, or when we may attain profitability, if at all. If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2009 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence. Further, as a result of this audit opinion, it may be more difficult to obtain equity and debt financing, or if financing is obtained, the terms may result in additional dilution to existing shareholders.

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail.

Because we are a development stage company and have no revenues, we need to secure on-going funding. Our current working capital is not expected to be sufficient to carry out all of our plans and to fund our operating losses until we are able to generate enough revenues to sustain our business.  If we are unable to obtain adequate funding, we may not be able to successfully develop and market our products and our business will most likely fail.  To secure additional financing, we may need to borrow money or sell more securities.  Under these circumstances, we may be unable to secure additional financing on favorable terms or at all. We continue to fund our operations from the proceeds of our equity financings from December 2007 through September 2009; additionally we have access to a $3 million credit facility which is available through August 2010.

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

 In addition, if we desire to commercialize our products worldwide, we will be required to meet regulatory requirements in countries outside the United States, which can change rapidly with relatively short notice, resulting in our products being banned in certain countries and an associated loss of revenues and income.  Foreign regulatory agencies can also introduce test format changes which, if we do not quickly address, can result in restrictions on sales of our products.  Such changes are not uncommon due to advances in basic research.

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

Our success is heavily dependent on the continued active participation of our current executive officers, including Branislav Vajdic. Loss of the services of Dr. Vajdic could have a material adverse effect upon our business, financial condition or results of operations. Dr. Vajdic currently does not have any plans to retire or leave us in the near future. We maintain $2 million in key life insurance on Dr. Vajdic and nothing for any of our other executive officers or other personnel. The loss of any of our senior management could significantly impact our business until adequate replacements can be identified and put in place. In addition, as we grow we will need to hire additional key personnel. We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure, which could delay the development, commercialization, marketing or sales of our products.  This delay may cause a delay in revenues and profitability that may require us to restrict or cease our operations and go out of business.

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

For the operating period since inception (September 7, 2004) through December 31, 2009, we have incurred a net cumulative loss of $28,112,650. We expect to continue to incur losses as we spend additional capital to develop and market our technologies and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness or global recession, including the current environment, may limit our ability to develop and ultimately market our technologies. Any of these factors could cause our stock price to decline and result in a loss of a portion or all of your investment.

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

The average daily trading volume in 2009 was approximately 23.000 shares per day and high and low sales in 2009 were $1.90 and $0.37 per share respectively.

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

As of December 31, 2009 there were outstanding 19,355 shares of Convertible Preferred Stock that is convertible into 19,355,000 shares of common stock, 1,575,000 restricted stock units (RSUs) convertible into 1,575,000 shares of common stock, warrants to purchase an aggregate of 11,247,000 shares of common stock with a weighted average exercise price of $1.08 per share and 8,770,000 options to purchase common stock with a weighted average exercise price of $0.62 per share.  These, as well as those we may issue in the future, may result in shares of common stock being issued for consideration that is less than the trading price of our common stock at the time the shares are issued.  We may also issue shares of common stock in the future at a discount to the trading price of our common stock.  Any such below market issuances, or the potential for such issuances, could cause our stock price to decline.  Moreover, if investors holding a significant number of these shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock.

Our issuance of shares of preferred stock, warrants, RSUs and stock options may have a negative effect on the trading price of our common stock.

We currently have a large number of shares of preferred stock, RSUs, stock options and warrants outstanding.  The conversion and exercise of these shares of preferred stock, RSUs, stock options and warrants could cause significant dilution to our stockholders.  Moreover, we intend to continue to minimize our use of cash for consulting services by granting stock options and warrants to consultants at or below the current market price, which will cause additional dilution to our stockholders.  In addition to the potential dilutive effect of issuing a large number of stock options and warrants, there is the potential that a large number of the shares may be sold in the public market at any given time, which could place additional downward pressure on the trading price of our common stock.

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

We are examining and evaluating our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, as required for our Annual Report on Form 10-K for the year ending December 31, 2009. If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

Our principal executive offices are located at 2350 Mission College Boulevard, Suite 1175, Santa Clara, California, 95054, and consist of 2,000 square feet of space.  We entered into a 38-month lease for this facility, which commenced in March 2008, with an average cost of approximately $5,800 per month. We also lease approximately 900 square feet of space in Princeton New Jersey in a ‘suites’ environment.  This is a renewable lease effective October 1, 2009 at a cost of $5,200 per month. In addition, we work with a research team in Belgrade and reimburse them for space at an approximate cost of $500 per month. We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

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

Year Ended December 31,		First (1)	Second	Third	Fourth
2009	High	$1.90	$1.01	$1.49	$1.05
	Low	0.52	0.55	0.65	0.37

2008	High	$2.42	$3.89	$5.08	$2.59
	Low	1.20	1.81	1.81	0.70
(1) First Quarter, 2008 is from January 4 - March 31

There were approximately 78 holders of record of our common stock as of February 23, 2010.

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

Recent Issuances Involving Unregistered Securities

During the three-month period ended December 31, 2009, we have issued the following securities that were not registered under the Securities Act of 1933, as amended:

In October, November and December of 2009, the Company issued a total of 90,000 shares of its common stock in connection with the exercise of 101,524 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In December 2009, we issued 265,000 shares of our common stock, valued at $196,000, to consultants involved in our investor relations aftermarket programs.

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

This MD&A should also be read in conjunction with the Item 1.A. “Risk Factors.”

Financial Condition and Results of Operations

	Year ended December 31,
	2009	2008	Change	% change
Operating expenses:
Selling, general and administrative	$6,904,521	$5,684,723	$1,219,798	21%
Depreciation	59,833	18,614	41,219	221%
Research and development	3,047,994	2,126,084	921,910	43%
Total operating expenses	10,012,348	7,829,421	2,182,927	28%

Net loss from operations	(10,012,348)	(7,829,421)	2,182,927	28%

Other income (expense)
Gain (loss) on change in fair value of warrant liability and reset derivative	907,866	(5,012,875)	5,920,741	(118%)
Financing costs	(512,330)	(1,495,044)	982,714	(66%)
Interest	26,199	155,701	(129,502)	(83%)

Net loss before income taxes	(9,590,613)	(14,181,639)	4,591,026	(32%)

Provision for income taxes	-	-	-	0%

Net loss	(9,590,613)	(14,181,639)	4,591,026	(32%)

Preferred stock dividend	(784,010)	(754,328)	(29,682)	4%

Net loss attributable to common shareholders	$(10,374,623)	$(14,935,967)	$4,561,344	(31%)

Selected results of operations for the years ended December 31, 2009 and 2008 were as follows:

We continue to operate as a development stage company and, as such, we have limited capital and limited capital resources and no revenues. As of December 31, 2009 we have $1.4 million in cash, the balance remaining from the financing we completed in September 2009. We may supplement these funds with a $3 million working capital credit facility that is available to us through August 2010. Any monies borrowed hereunder would be due and payable May 31, 2011.

In 2009, we spent $5.65 million in operating activities, an increase of 20% from $4.69 million in 2008. We hired our initial commercialization team in the second half of 2008 and have a full year of these expenses in 2009. Spending has been steady over the 12 months of 2009.  In 2009 we released our first product, QTinno, in August, signed three master service agreements, and are working with our customers to obtain our first cardiac safety drug studies.

While we expect significant gross profit margins selling software as a service, at this time we continue as a development stage company, and as a result, have limited capital and capital resources.  As we have not generated any revenues from operations since our inception, we have not been able to meet our needs for cash by generating cash.  If we are not successful in generating sufficient liquidity from operations so as to become cash flow positive, or in raising sufficient capital resources on terms acceptable to us, this could have a material adverse affect on our business, results of operations, liquidity and financial condition.

Selling, general and administrative expenses increased 21% to $6.9 million at December 31, 2009 from $5.7 million at December 31, 2008, an increase of $1.2 million. The primary components include:

•
We began building a commercialization team in mid-2008 and invested $0.5 million (plus stock-based compensation) in 2008 in that effort, increasing the spending by $1.0 million to $1.5 million in 2009 (plus stock-based compensation).  In 2009 we completed the standard software development quality control systems, defined under 21CFR11 guidelines, for QTinno, and successfully completed quality control audits by our first customers.  The product is ready for use on the first cardiac safety study as part of a drug trial that our customers are currently bidding on to manage for their pharmaceutical customers.

•
The general and administrative payroll levels remained steady and with the planned bonus levels for 2009 payable at a reduced level and in restricted stock units (non-cash), this payroll expense declined 22% or $0.21 million to $0.74 million in 2009 from $0.95 million in 2008. We hired a Chief Financial Officer in January 2008 and have not otherwise increased staff to date.

•
Professional fees, including accounting, legal and investor relations decreased $0.7 million to $0.8 million in 2009 from $1.5 million in 2008. We incurred the upfront costs of becoming a publicly traded company entering 2008.  Many of the ongoing consulting costs in this area have a significant stock-based compensation element minimizing the cash outlay in these efforts.

•	Selling, general and administrative stock-based compensation increased by $1.2 million to $3.5 million in 2009 from $2.3 million in 2008.

Research and development expenses increased 43% to $3.0 million at December 31, 2009, an increase of $0.9 million from $2.1 million in 2008.  The primary components include:

•
We hired a Chief Technical Officer and Chief Medical Officer during 2008, and added a software director at the beginning of 2009.  Total payroll was $0.7 million in 2009, an increase of $0.4 million from $0.3 million in 2008.

•	Stock based compensation was $1.4 million in 2009, an increase of $0.5 million from $0.9 million in 2008.

Our primary focus in 2010 will the continued and expanded commercialization in the cardiac safety diagnostic market, and is expected to include enhancement releases for QTinno. We also plan to release a next generation CardioBip that, in addition to a redesign and enhanced features such as Bluetooth, will be available for clinical trials leading the submission of an FDA 501(k) currently planned for 2011.  We may also move forward to CE Mark CardioBip in Europe. We continue to develop and refine the work on Cardio3KG as well.

 We have historically relied on the services of consultants in addition to our employees. We currently have ten full-time employees and approximately 15 consultants providing technical and clinical support.  We anticipate that it may become desirable to add additional full- and/or part-time employees and/or consultants to discharge certain critical functions during the next 12 months.  In order for us to attract and retain quality personnel, we anticipate we will have to offer them competitive salaries.  This projected increase in personnel could impact the speed at which we spend our current cash reserves and our ability and timing in bringing products through the research and development and commercialization stages.  While to some degree we can manage our growth and control the level of new investment, as we continue to expand, we will incur additional costs for personnel.

We have historically relied on the issuance of stock-based compensation, including options, share grants and restriction stock units (RSUs) to both our employees and outside consultants in exchange for services. Our management enters into equity compensation agreements with non-employees, if it is in our best interest, under terms and conditions consistent with the requirements of ASC 718-10. In order to conserve our limited operating capital resources, we anticipate continuing to compensate certain non-employees for services using stock-based compensation or a combination of cash and stock-based compensation during the next 12 months. Further, stock-based compensation will continue to be a key element of employee compensation. All of this is expected to have a material effect on our results of operations during the next 12 months.

Financing costs decreased $1.0 million or 66% to $0.5 million for the year ended December 31, 2009 from $1.5 million in 2008. We incurred $1.5 million in financing costs related to the restructuring of the Preferred ‘A’ stock in December 2008. Approximately $1.4 million of this is non-cash. The financing cost in 2009 of $0.5 million is related to (1) establishing the July 2009 credit facility and (2) the September 2009 private placement of Series “C” Preferred stock and warrants.

Interest income of $26,000 declined $130,000 or 83% for the year ended December 31, 2009 from interest of $156,000 in 2008.  We are a development stage company and have been using the proceeds from our equity financings to fund operations. Interest income is primarily a result of the investment interest income on the net proceeds of the $8.2 million private placement financing that closed December 2007, as well as the two smaller follow-on financings in December 2008 and September 2009.

Gain (loss) on change in fair value of warrant liability and reset derivative is comprised of different elements between years.  In 2009 we established both a warrant liability and reset derivative related to the September 2009 Series C Preferred stock and related warrant financing of $2.9 million, and then marked the value of the liabilities to market quarterly, resulting in a non-cash net gain of $0.9 million in 2009 due primarily to changes in the market value of our common stock during the period. In 2008 the expense is due to the warrants issued in the December 2007 financing. The $5.0 million loss on change in fair value of the warrant liability is the non-cash adjustment recognized during 2008 up to the December 2008 restructuring. We marked the value of the warrants to market during 2008 and, at the then current market prices of our common stock, the value and, thus, warrant expense increased substantially. There was no warrant liability at December 31, 2008 due to the restructuring of the Preferred A stock and related warrants in December 2008, whereby the balance met the criteria and were classified as equity as part of this restructuring.

The preferred stock dividend in 2009 is the non-cash value attributable to the Preferred C stock financing of September 2009. In 2008 it is the 10% dividend on the Preferred A shares that was earned prior to the December 2008 restructuring and was paid in NewCardio common stock.

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

Accounting for and Classifying Warrants

At December 31, 2007 until December 1, 2008, the warrants we issued to the investors in the December 2007 private placement contained a “fundamental transaction” clause that if, while the warrants are outstanding, we effect a merger or consolidation, or similar transactions as defined in the warrants, and the warrant holders could demand net cash settlement. As the warrants contain a provision that could require cash settlement, pursuant to Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under ASC 815-40 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in 2007 and reduced the value of the shares of Series A Stock subject to redemption. Subsequent to the initial issuance date, we are required to adjust, and have been adjusting, the warrants to fair value through current period operations. We made a final adjustment to fair value at December 1, 2008 when the warrants were exercised, settled or amended. The Series J and Series J-Warrants were exercised and converted on December 1, 2008 and the Series A Warrants were amended so that all warrants meet the ASC 815-40 criteria for permanent equity and the liability has been eliminated. At December 31, 2008 there is no warrant liability.

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

The fair value of the assets, short term investments, at December 31, 2009 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at December 31, 2009.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series C stock and the fair value of issued warrants with reset provisions.

Inflation

Our opinion is that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

As a development stage company, we have limited capital and limited capital resources.  We have incurred a net loss of $28.1 million from our inception in September 2004 through December 31, 2009 of which $11.6 million represents cash used in operating activities.

As of December 31, 2009, we had $1.4 million in cash, the balance remaining from the financing we completed in September 2009. We may supplement these funds with the funds available under our $3 million credit facility that is available to us through June 2010. Any monies borrowed hereunder would be due and payable May 31, 2011.  Under certain circumstances, the $2.9 million Preferred C financing in September 2009 may also convert to the terms of the credit facility, at which time it would add to the amounts owing at May 31, 2011. Additionally there is an $800,000 put option expiring June 30. 2010; it will expire if we have raised an additional $2.1 million in cash before June 30, 2010 or if it not exercised within 30 days of June 30, 2010. The put requires the investor to return 1.9 million shares, allowing us to reacquire these shares for a value of approximately $0.39 per share, net of unpaid transaction costs of $56,000.

We believe that we will continue to incur net losses and negative cash flow from operating activities into 2011. We have met our cash requirements to date through the private placement of common stock, the exercise of stock options, the private placement of preferred stock and the issuance of convertible notes.  We have raised a net amount of approximately $13 million since inception, most of which was raised in our December 2007 private placement and related 2008 warrant exercises as well as the September 2009 Series C Preferred Stock financing.    We believe we have resources to sufficiently fund our operations and business plan for most, if not all of 2010.

Until we are able to generate sufficient liquidity from operations, we intend to continue to fund operations from cash on-hand, through private debt or equity placements of our securities. Our continued operations will depend on whether we are able to generate sufficient liquidity from operations and/or raise additional capital through such sources as equity and debt financings, collaborative and licensing agreements and strategic alliances. There can be no assurance that additional capital will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. We currently have no commitments for any additional capital beyond the working capital credit facility.

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

We have begun to formally explore strategic relationships, to provide capital and other resources for the further development and marketing of our products, with a primary focus on our 3-D software technology platform, and specifically our products under development, CardioBip for cardiac monitoring applications and Cardio3KG for the urgent care market. Though we contemplate that a strategic relationship could involve a significant equity investment by the other party, the structure of any potential strategic relationship as yet has not been defined. The potential strategic partners that we will be approaching may have products and sell into markets that compete with some of our products and markets, so it is possible and even likely that we may enter into more than one strategic relationship to help fund the development and marketing of our products.

With the volatility in the recent trading price of our common stock and in the U.S. financial markets, it could be difficult to obtain additional investment or financing, strategic or otherwise. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Non-strategic investments, if priced below the $1.00 per common share pricing defined in the September 2009 financing on or before September 15, 2010 may trigger dilutive reset features in the Series C Preferred Stock and related warrants. If additional capital is not available or is not available on acceptable terms, we will have to curtail our operations.

Our registered independent certified public accountants have stated in their report dated February 23, 2010, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Not applicable.

Item 9A.  Controls and Procedures .

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2009. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31 2009, our disclosure controls and procedures were effective.

  Management’s Annual Report on Internal Control over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2009 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009, based on criteria in Internal Control – Integrated Framework issued by the COSO.

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

Not applicable.

PART III

Item 10.  Directors, Executive Offices and Corporate Governance.

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of February 12, 2010.  All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Individual	Age	Position with company and subsidiaries	Director or officer since
Branislav Vajdic, Ph.D.*	56	Chief Executive Officer and Director	2004
Vincent W. Renz, Jr.	53	President and Chief Operating Officer	2008
Mark W. Kroll, Ph.D., FACC, FHRS	57	Chairman of the Board of Directors	2008
Robert N. Blair, M. Inst. P.*	67	Director	2006
James A. Heisch	66	Director	2008
Jess Jones, M.D.	31	Director	2008
Patrick Maguire, M.D., Ph.D.	56	Director	2008
Michael Hanson	62	Director	2009
Richard D. Brounstein	60	Executive Vice President, Chief Financial Officer and Secretary	2008

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

Mark W. Kroll, Ph.D., FACC, FHRS - Chairman of the Board of Directors.  Dr. Kroll became a member of our Board and Chairman of the Board of Directors on March 18, 2008.  Dr. Kroll is the named inventor on over 300 U.S. patents as well as numerous international patents and is the most prolific inventor of medical devices worldwide.  He is co-author of 4 books: Implantable Cardioverter Defibrillator Therapy, Cardiac Bioelectric Therapy, Conducted Electrical Weapons, and Electrical Injuries as well as numerous papers..  Dr. Kroll most recently served as the Senior Vice President and Chief Technology Officer for the Cardiac Rhythm Management division of St. Jude Medical Inc.  Prior to that, he served as Vice President of the Tachycardia Business division and in various senior executive roles within St. Jude from 1995 through his retirement in 2005. Dr. Kroll, has been named a Fellow of both the American College of Cardiology and the Heart Rhythm Society, and holds the positions of Adjunct Full Professor of Biomedical Engineering at California Polytechnic University-San Luis Obispo, California, and Adjunct Full Professor of Biomedical Engineering at the University of Minnesota. Dr. Kroll is also a director of Haemonetics Corporation and Taser International, Inc.

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

Jess Jones, M.D. – Director since December 1, 2008.  Dr. Jones was designated by Vision Opportunity Master Fund to service as a director, pursuant to the terms of the 2009 financing with Vision Opportunity Master Fund, Ltd. From 2006 to present Dr. Jones has worked with Vision Capital Advisors, LLC as the Director of Healthcare Investing, analyzing investment opportunities in the biotech, pharmaceutical, medical technology, and medical services fields, and assisted companies in the implementation of their business plans. From 2001 to 2007, Dr. Jones attended Columbia College of Physicians & Surgeons, where he received his medical degree in May 2007.  In 2005, while attending Columbia Medical School, Dr. Jones was awarded an American Heart Association –Medical Student Research Fellowship to study post-stroke inflammatory mediators in the Department of Neurosurgery. Additionally, Dr. Jones earned a BA degree from the University of Utah in 2001 and an MBA from Columbia Business School in May 2007.

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

Michael E. Hanson – Director. Mr. Hanson is a founding partner of Barnard Life Sciences, a healthcare consulting company founded in 2001. From 2004 to 2009, Mr. Hanson was a member of the board of directors, compensation and audit committees, of Indevus Pharmaceuticals, culminating with Indevus’ 2009 Definitive Merger Agreement with Endo Pharmaceuticals Holdings, Inc. From 2002 to 2006, Mr. Hanson was a member of the board of directors, compensation and audit committees, of GlycoGenesis, an oncology-focused company. From 1998 to 2001, he was a member of the board of directors, compensation and audit committees, of MGI Pharma, Inc., which was later purchased by Eisai Pharmaceuticals. Mr. Hanson also serves on the board of directors of Eleos, Inc., and is also a member of Pearl Street Ventures, a venture capital firm that specializes in healthcare companies and Cardinal Equity Partners, a private equity firm. Previously, Mr. Hanson spent 25 years in positions of increasing responsibility at Eli Lilly and Co. His roles at Lilly included sales, sales management, marketing and operations. He served as President and General Manager of Eli Lilly Japan KK from 1989 to 1992. He subsequently served as Vice President of Lilly Research Laboratories with responsibilities for the Medical Department, a global organization responsible for the clinical development of pipeline products from Phase 1 through Phase 4 post marketing support and compliance studies. He culminated his Lilly career as President of the Internal Medicine Business Unit which included all cardiovascular and oncology products and became a member of the Lilly Operations Committee (the senior management group of the company at that time). Mr. Hanson received a B.S. in Pharmacy from North Dakota State University and an M.S. in Hospital Pharmacy Administration from the University of Minnesota, and attended the Advanced Management Program at Harvard Business School.

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

The Board of Directors and Its Committees

Our Board of Directors directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full board of directors.  At December 31, 2009, our Board of Directors consisted of seven directors, one was an independent Chairman of the Board of Directors and four of the remaining six are independent directors.  By virtue of his position as the CEO, Dr. Vajdic is not considered to be an independent director.  The other Board member represents our largest Preferred Series B investor. We have had three standing committees of our Board of Directors since the first half of 2008, an audit committee, a compensation committee and a corporate governance and nominating committee.  Each of these three committees has adopted a charter that was approved by the entire Board of Directors on August 11, 2008 and amended February 17, 2009, and only independent directors serve on these committees.  The charters of these three standing committees are filed herewith as Exhibits 5(a), (b) and (c), respectively. The Audit Committee has an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. The audit committee financial expert is James A. Heisch, and he has been determined by the Board of Directors to be independent according to the NASDAQ Stock Market LLC rules.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2009, the Board of Directors held 4 regular meetings in person and 8 special telephonic meetings.  Each meeting was attended by all of the members of the Board of Directors except one telephonic meeting.

During 2009, the Audit Committee held 4 meetings.  These meetings were attended by all members.

During 2009, the Compensation Committee held 3 meetings.  These meetings were attended by all members.

During 2009, the Corporate Governance and Nominating Committee held 2 meetings.  These meetings were attended by all members.

No director failed to attend at least 75% of the meetings of the Board of Directors and 75% of the meetings of the Board committees upon which he served as a member.  The Board of Directors does not have a policy regarding director attendance at the annual meeting.

Compensation of the Members of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board. Non-employee, independent directors are paid a director’s fee of $1,500 for each meeting of the Board of Directors they attend in person.  In addition, each such director receives a stock option grant, pursuant to our 2004 Equity Incentive Plan or 2009 Equity Compensation Plan, of 100,000 shares of our common stock, vesting in equal monthly increments over 48 months.  The stock option is subject to full acceleration upon a change of control transaction.  The Chairman of the Board receives a stock option grant of 400,000 shares of our common stock, instead of the 100,000 shares granted to other members of our Board.  Additional stock option grants will be granted to non-employee directors, other than the Chairman of the Board, on an annual basis as compensation for their participation in committees of the Board.  In addition, in April 2009 we re-priced all previous granted stock options to $0.80, which was the market value at the time.  We also granted restricted stock units, vesting in two years, to all independent directors at this time. Directors received 25,000 RSUs each and the Chairman 50,000. The RSUs are subject to 50% acceleration upon a change of control transaction and the balance earlier than two years if ones services as a Board member terminate.  All directors are reimbursed for their reasonable expenses incurred in attending Board of Directors meetings. We maintain directors and officers liability insurance.

On December 21, 2009, the Board approved a grant of options for 15,000 shares of common stock to Mr. Heisch, Mr. Blair and Dr. Maguire for their committee services in 2009.  On May 12, 2009, Mr. Hanson received a 5,000 share grant when joining the Board’s Audit Committee. Both the May and December options are fully vested and have an exercise price of $0.80 per share.

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

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we just recently became subject to this requirement on May 12, 2009.

Item 11.  Executive Compensation.

Summary Compensation Table

 The following table sets forth all compensation we awarded or paid to all individuals serving as our chief executive officer and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2009 (collectively, the “Named Executives”). Summary compensation is for the three fiscal years ended December 31, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/RSU Awards	Option awards ($)	Total ($)
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)	(j)

Branislav Vajdic, Chief	2009	$290,000	$100,000	$160,000	$—	$550,000
Executive Officer, Director (2)	2008	$290,000	$—	$—	$—	$290,000
	2007	$217,500	$97,150	$—	$786,484	$1,101,134

Vincent Renz, President and	2009	$270,000	$32,000	$180,000	$—	$482,000
President and	2008	$101,250	$—	$—	$3,637,010	$3,738,260
Chief Operating Officer (3)	2007	$—	$—	$—	$—	$—

Richard Brounstein,	2009	$240,000	$30,000	$100,000	$—	$370,000
Executive Vice President and	2008	$212,903	$7,500	$—	$1,139,569	$1,359,972
Chief Financial Officer (4)	2007	$—	$—	$—	$—	$—

Ihor Gussak,	2009	$260,000	$20,000	$180,000	$—	$460,000
Chief Medical Officer (5)	2008	$109,687	$65,000	$—	$2,807,405	$2,982,092
	2007	$—	$—	$—	$—	$—

Dorin Panescu,	2009	$260,000	$16,600	$240,000	$—	$516,600
Chief Technical Officer (6)	2008	$70,143	$—	$18,500	$1,247,961	$1,336,604
	2007	$—	$—	$—	$—	$—
____________

(1)
This is dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.  Dr. Vajdic was granted options to purchase 880,000 shares of common stock at $0.02 per share pursuant to a consulting agreement we had with him dated March 1, 2007 and 1,000,000 at $0.22 per share pursuant to his employment agreement dated November 1, 2007.  Mr. Renz was granted options to purchase 800,000 shares of common stock at $5.00 per share pursuant to his employment agreement dated August 18, 2008. Mr. Brounstein was granted options to purchase 630,000 shares of common stock at $2.05 per share pursuant to his employment agreement dated March 1, 2008.  Dr. Gussak was granted options to purchase 700,000 shares of common stock at $4.30 per share pursuant to his employment agreement dated July 20, 2008.  Dr. Panescu was granted options to purchase 700,000 shares of common stock at $1.85 per share and a one-time stock award for 10,000 shares pursuant to his employment agreement dated October 20, 2008.On April 15, the Company granted Dr, Vajdic, Mr. Renz, Mr. Brounstein, Dr. Gussak and Dr. Panescu 200,000, 225,000, 125,000, 225,000 and 300,000 in restricted stock awards, respectively.  In addition, on April 15, 2009, the Company re-priced previously granted options to Mr. Renz, Mr. Brounstein, Dr. Gussak and Dr. Panescu from initial exercise prices of $5.00, $2.05, $4.30 and $1.85 (respectively) to $0.80.  The change in re-pricing did not exceed the initial full fair value previously determined.

(2)
Branislav Vajdic’s 2009 and 2008 salary is based on his November 1, 2007 employment agreement of $290,000 annually, and his performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year, with a formula range of 0% to 50%. 2007 salary includes the monthly salary of $12,000 he received from July 1, 2007 through December 27, 2007, plus compensation he earned under his employment agreement with us dated November 1, 2007.  Under his employment agreement, Dr. Vajdic earned a mandatory bonus, which we have treated as salary (because he earned it in lieu of the annual salary of $290,000 he was entitled to under his employment agreement upon the closing of our December 27, 2007 PIPE financing).   Dr. Vajdic received a lump sum payment equal to $217,500, his annual salary prorated from April 1, 2007, minus the monthly salary he received from July 1, 2007.  Dr. Vajdic also received a performance-based bonus under his employment agreement based on reaching certain milestones enumerated in his employment agreement.  For 2007, the Board of Directors determined his bonus as a percentage of his base salary based on the formula set forth in his employment agreement.  His bonus equaled 33.5% of his base salary.  The 2007 bonus formula range was 0% to 37.5%.

(3)
Vincent Renz’s salary is based on his August 18, 2008 employment agreement of $270,000 annually, and his performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year with a formula range of 0% to 45%. Both were pro-rated for actual time worked during 2008.

(4)
Richard Brounstein’s salary is based his March 1, 2008 employment agreement of $240,000 annually, and his performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year, with a formula range of 0% to 25%. In 2008, he had a part-time employment agreement in effect for January and February of 2008 and received a $7,500 signing bonus upon joining full time March 1, 2008.  In 2008 the performance-based bonus was pro-rated for the period he was employed on a full-time basis.

(5)
Ihor Gussak’s salary is based on his July 20, 2008 employment agreement of $260,000 annually, and his performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year, with a formula range of 0% to 30%. The salary and performance-based bonus are pro-rated for actual time worked during 2008. In 2008 he also received a $65,000 signing bonus.

(6)
Dorin Pansecu’s salary is based on his October 20, 2008 employment agreement of $260,000 annually, and his 2008 performance-based bonus was determined by the Compensation Committee of the Board based on reaching certain milestones during the year, with a formula range of 0% to 35%. Both are pro-rated for actual time worked during 2008. In 2008 he also received a signing bonus of 10,000 shares of common stock.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning equity awards granted to the Named Executive Officers that are outstanding at December 31, 2009.

OPTION AWARDS

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price		Option Expiration Date
(a)	(b)		(c)(1)	(e)		(f) (2)

Branislav Vajdic, Chief Executive	100,000	(A)	-	$0.001		09/24/14
Officer and Director	880,000	(B)	-	$0.02		03/09/17
	694,442	(C)	305,558	$0.22		10/31/17

Vincent Renz President and Chief Operating Officer	266,667	(D)	533,333	$0.80	(E)	8/17/18

Richard Brounstein, Executive Vice President,	30,000	(B)	-	$0.80	(E)	3/17/18
Chief Financial Officer	262,500	(A)	337,500	$0.80	(E)	3/17/18

Ihor Gussak, Chief Medical Officer	247,917	(D)	452,083	$0.80	(E)	7/29/18

Dorin Panescu, Chief Technical Officer	218,750	(D)	481,250	$0.80	(E)	10/19/18
______

(1)
All awards were made under our 2004 Equity Incentive Plan and/or 2009 Equity Compensation Plan.  The following footnotes set forth the vesting dates for the outstanding option awards (vesting generally depends upon continued employment and accelerates upon a change of control, as defined in the Plan):

A.	Options vest in equal monthly increments over 48 months or 1/48 per month.
B.	Options are fully vested.
C.	Options vest in equal monthly increments over 36 months or 1/36 per month.
D.	Options vest over 48 months with a one year cliff.
E.	Option re-priced to market on April 15, 2009

(2)	Dates reflect expiration 10-years after grant dates.

STOCK AWARDS
	Number of securities underlying unvested Restricted Stock Units (# RSUs)(1)	Market value of securities underlying unvested RSUs
	(A)	(B)
Branislav Vajdic, Chief Executive Officer and Director	200,000	$144,000
Vincent Renz President and Chief Operating Officer	225,000	$162,000
Richard Brounstein, Executive Vice President, Chief Financial Officer	125,000	$90,000
Ihor Gussak, Chief Medical Officer	225,000	$162,000
Dorin Panescu, Chief Technical Officer	300,000	$216,000

(1)
All awards were made under our 2009 Equity Compensation Plan.  The following footnote sets forth the vesting dates for the outstanding awards (vesting generally depends upon continued employment and accelerates upon a change of control that impacts employee’s status, as defined in the Plan):

A. RSUs cliff-vest in 24 months from the April 15, 2009 grant-date.
B. Market value based on 12/31/09 value of $0.72 per underlying common share.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders
2004 Equity Incentive Plan	8,675,144	$0.78	26,230

Equity compensation plans not approved by security holders

2009 Equity Compensation Plan
- options	95,000	$0.79
- RSUs	1,575,000	$0.00
Total	1,660,000	-	6,330,000

Total	10,335,144	-	6,356,230

COMPENSATION OF DIRECTORS
Name	Year	Cash compensation (2)	Option/RSU awards (3) ($)	Total ($)
(a)			(d)	(j)
Mark W. Kroll, Ph.D. FACC, FHRS, Chairman	2009	$6,000	$40,000	$46,000
	2008	$3,000	$723,934	$726,934

Branislav Vajdic, Ph.D., CEO		$—	$—	$—

Jess Jones, M.D.		$—	$—	$—

Robert N. Blair, M.Inst.P	2009	$6,000	$32,606	$38,606
	2008	$4,500	$64,431	$68,931

Michael E. Hanson (1)	2009	$4,500	$108,583	$113,083

James A. Heisch	2009	$6,000	$32,606	$38,606
	2008	$4,500	$333,718	$338,218

Patrick Maguire, M.D., Ph.D.	2009	$6,000	$32,606	$38,606
	2008	$4,500	$245,415	$249,915
____________

(1)	Mr. Hanson received no compensation in 2008, as he first became a director in 2009.
(2)
Since the May 2008 Board of Director’s meeting, we pay each independent director $1,500 for attending the quarterly Board of Directors’ meetings in-person. Directors are also reimbursed for their out-of-pocket travel expenses associated with their attendance at these Board of Directors’ meetings.

(3)
This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.  Dr. Kroll was granted options to purchase 400,000 shares of common stock at $2.05 per share on March 18, 2008. Mr. Blair was granted options to purchase 250,000 shares of common stock at $0.01 per share in 2006, and options to purchase15,000 shares at $4.72 on August 11, 2008. Mr. Heisch was granted options to purchase 100,000 shares of common stock at $3.05 per share on April 1, 2008 and options to purchase15,000 shares at $4.72 on August 11, 2008. Dr. Maguire was granted options to purchase 100,000 shares of common stock at $2.05 per share on March 18, 2008 and options to purchase15, 000 shares at $4.72 on August 11, 2008. On April 15, 2009, the Company granted Dr. Knoll, Mr. Blair, Mr. Hanson, Mr. Heisch and Dr. Maguire 50,000, 25,000, 25,000, 25,000 and 25,000 restricted stock awards, respectively.  In addition, on April 15, 2009, the Company re-priced previously granted options to Mr. Knoll, Mr. Blair, Mr. Heisch and Dr. Maguire from an initial exercise prices of $2.05, $2.05, $3.27 (weighted average) and $2.40 (weighted average); (respectively) to $0.80.  The change in re-pricing did not materially exceed the initial fair value previously determined.

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

Vincent Renz

Under the terms of his employment agreement, if Vincent Renz is “terminated other than for cause” (as that term is defined in his employment agreement), he is entitled to six-months of his then-base salary, and Cobra benefits as applicable.

Richard Brounstein

As of March 1, 2009, under the terms of his employment agreement, if Richard Brounstein is “terminated other than for cause” (as that term is defined in his employment agreement), he is entitled to one year of his then-base salary, and Cobra benefits as applicable.

Ihor Gussak

Under the terms of his employment agreement, if Ihor Gussak is “terminated other than for cause” (as that term is defined in his employment agreement), he is entitled to six-months of his then-base salary, and Cobra benefits as applicable.

Dorin Panescu

Under the terms of his employment agreement, if Dorin Panescu is “terminated other than for cause” (as that term is defined in his employment agreement), he is entitled to six-months of his then-base salary, and Cobra benefits as applicable.

Restricted Stock Units (RSUs)

In 2009 all management received RSUs with the same terms on termination, vesting 100% on termination without cause or for good reason.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has been an officer or employee of NewCardio, Inc. during years ending December 31, 2007, 2008 and 2009.  In addition, during the most recent fiscal year, no NewCardio executive officer served on the Compensation Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Compensation Committee or Board.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that analysis with management.  Based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in our 10-K.  This report is provided by the following independent directors, who comprise the Compensation Committee:

Robert N. Blair (Chairman)
James A. Heisch

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of February 12, 2010 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o NewCardio, Inc., 2350 Mission College Boulevard, Suite 1175, Santa Clara, California, 95054.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (2)

Branislav Vajdic, Ph.D. (3)	9,097,389	31.96%
Vincent W. Renz, Jr. (4)	489,319	1.81%
Richard Brounstein (5)	280,000	1.04%
Mark W. Kroll, Ph.D., FACC, FHRS (6)	199,992	*
Robert N. Blair, M.Inst.P. (7)	799,458	2.96%
James A. Heisch (8)	125,826	*
Jess Jones, M.D.	0	*
Patrick Maguire, M.D., Ph.D. (9)	79,992	*
Michael Hanson (10)	29,996	*
Ihor Gussak (11)	312,914	1.16%
Dorin Panescu (12)	257,915	*
Kenneth Londoner (13)	1,801,584	6.57%
Milic Petkovic	1,441,579	5.40%
All officers and directors as a group (11 persons)	11,672,801	38.44%

(1)
Includes stock option grants and restricted stock units (RSUs) made to officers, directors, employees and/or consultants under the 2004 Equity Incentive Plan and/or the 2009 Equity Compensation Plan.  All options and RSUs listed in this table were granted under the 2004 Equity Incentive Plan and/or the 2009 Equity Compensation Plan.

(2)
Applicable percentage ownership is based on 26,680,279 shares of common stock outstanding as of February 12, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of February 12, 2010 for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of February 12, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes options to purchase 1,785,562 shares of common stock and warrants to purchase 2,000 shares of common stock.
(4)	Includes options to purchase 316,669 shares of common stock, warrants to purchase 50,000 shares of common stock and Series C Preferred convertible into 50,000 shares of common stock.
(5)	Includes options to purchase 230,000 shares of common stock, warrants to purchase 25,000 shares of common stock and Series C Preferred convertible into 25,000 shares of common stock.
(6)	Includes options to purchase 199,992 shares of common stock.
(7)	Includes options to purchase 179,152 shares of common stock, warrants to purchase 145,500 shares of common stock and Series C Preferred convertible into 10,000 shares of common stock.
(8)	Includes options to purchase 75,826 shares of common stock warrants to purchase 25,000 shares of common stock and Series C Preferred convertible into 25,000 shares of common stock.
(9)	Includes options to purchase 79,992 shares of common stock.
(10)	Includes options to purchase 29,996 shares of common stock.
(11)	Includes options to purchase 291,664 shares of common stock.
(12)	Includes options to purchase 247,915 shares of common stock.
(13)	Includes options to purchase 750,000 shares of common stock.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In November 16, 2006, Peter Steiger, a former member of our board of directors, made a loan to us in the principal amount of $10,316 pursuant to the terms of a promissory note.  The promissory note has a two-year term and an annual interest rate of 4.9%.  Principal and interest accrued thereon were payable in full on the promissory note due date in November 15, 2008. This principal and interest was paid in January 2009.

In September 2007, we entered into a three-year consulting agreement with E4, LLC. We sold E4, LLC 1,475,631 shares of common stock valued at $0.10 per share, for $0.02 per share for cash, or $29,513. The remaining $0.08 per share value was issued to the consultant as compensation for services rendered, specifically providing business guidance, and primarily in areas related to sales, marketing and business strategy.  25% of the shares were fully vested at the time of sale.  The remaining shares are subject to a repurchase right that diminishes over a 36 month period, so long as the consultancy continues.  The consultant also receives monthly cash payments of $24,000 as part of this consulting agreement. At December 31, 2009 there are no outstanding obligations under the agreement.  It remains ongoing at this time. During the year ended December 31, 2009, the Company paid an additional $288,000 to E4, LLC.

Effective January 1, 2008 the Company entered into a consulting agreement with Robert M. Blair, a current Board member, for corporate strategy and finance services.  This agreement terminated effective October 31, 2009 and a similar agreement initiated December 1, 2009. He was paid $35,000 for his services and at December 31, 2009 there are no outstanding obligations under the agreement.

Effective October 31, 2009, Kenneth Londoner resigned as a full time employee and signed a one-year, part time consulting agreement, continuing his business development responsibilities under this new arrangement. At this transition, the unvested portion of his 2007 option grant was accelerated.  He also receives monthly cash payments of $14,300 as part of this consulting agreement. During the year ended December 31, 2009, the Company paid Mr. Londoner $28,600 and at December 31, 2009 there are no outstanding obligations under the agreement.

DIRECTOR INDEPENDENCE

The Board of Directors has analyzed the independence of each director and has determined that the following directors are independent under the NASDAQ Stock Market LLC rules and have no direct or indirect material relationships with us:

☐	Mark W. Kroll, Ph.D. FACC, FHRS*

☐	Patrick Maguire, M.D., Ph. D.*

☐	James A. Heisch*

☐	Michael Hanson*

☐	Robert M. Blair**

*   Mark Kroll, Patrick Maguire, Michael Hanson and James A. Heisch would qualify as being independent for the Audit Committee, or any committee.

**   Robert M. Blair has a consulting agreement and would not qualify as independent for the Audit Committee under the NASDAQ Stock Market LLC rules. This agreement is not however a material agreement as defined by Item 404(a).

 In particular, the Board of Directors has determined that these directors have no relationships, other than as described above, that would cause them not to be independent under the specific criteria of Section 4200(a) (15) of the NASDAQ Manual.

Item 14.  Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

 The following table presents the aggregate fees for professional audit services and other services rendered by RBSM LLP, our independent registered public accountants in 2009 and 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008

Audit Fees	$58,500	$58,000
Audit-Related Fees	60,925	138,640
Tax Fees	-	-
All Other Fees	-	-
	$119,425	$196,640
____________

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

 We have an independent audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our audit committee. Our audit committee has considered whether the provision of the services described above for the fiscal year ended December 31, 2009, is compatible with maintaining the auditor’s independence.

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

Item 15.  Exhibits, Financial Statement Schedules.

1.	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
2.	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
3.	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

3.1(a)	Certificate of Incorporation of EP Floors, Inc., originally filed as Exhibit 3.1a to Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006.
3.1(b)	Amended Certificate of Incorporation of EP Floors, Inc., originally filed as Exhibit 3.1b to Registrant’s Registration Statement on Form SB-2 filed March 22, 2006.
3.1(c)	Certificate of Amendment of Certificate of Incorporation, originally filed as Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008.
3.2	Bylaws, (incorporated herein by reference to Exhibit No. 3.2 of Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006).
3.3	Certificate of Designation of Series A Preferred Stock, filed as Exhibit 3.1 to Registrant’s Form 8-K filed on January 4, 2008.
3.4	Certificate of Amendment of Certificate of Incorporation, filed as Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008.
3.5(a)	Charter of the Audit Committee of the Board of Directors, filed herewith.
3.5(b)	Charter of the Compensation Committee of the Board of Directors, filed herewith.
3.5(c)	Charter of the Corporate Governance and Nominating Committee of the Board of Directors, filed herewith.
4.1	Securities Purchase Agreement (Incorporated herein by reference to Exhibit No. 4.1 of Registrant's Form 8-K filed on January 4, 2008).
4.2	Form of Series A Warrant (Incorporated herein by reference to Exhibit No. 4.2 of Registrant's Form 8-K filed on January 4, 2008).
4.3	Form of Series J Warrant (Incorporated herein by reference to Exhibit No. 4.3 of Registrant's Form 8-K filed on January 4, 2008).
4.4	Form of Series J-A Warrant (Incorporated herein by reference to Exhibit No. 4.4 of Registrant's Form 8-K filed on January 4, 2008).
4.5	Registration Rights Agreement (Incorporated herein by reference to Exhibit No. 4.5 of Registrant's Form 8-K filed on January 4, 2008).
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

4.8	Certificate of Designation of Series A Preferred Stock (incorporated herein by reference to Exhibit No. 3.1 of Registrant’s Form 8-K filed on January 4, 2008).
4.9	Second Amendment to Securities Purchase Agreement, made as of April 7, 2009, incorporated by reference to Exhibit 10.32 of Registrant’s Form 8-K filed on April 8, 2009.
4.10	Third Amendment to Securities Purchase Agreement, made as of June 17, 2009, incorporated by reference to Exhibit 10.33 of Registrant’s Form 8-K filed on June 22, 2009.
4.11	Fourth Amendment to Securities Purchase Agreement, made as of July 28, 2009, incorporated by reference to Exhibit 10.32 of Registrant’s Form 8-K filed on July 30, 2009.
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

10.36	Amendment to $3 million Credit Line, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on December 30, 2009.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act, filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

Dated: February 23, 2010	By:	/s/ Branislav Vajdic, Ph.D.
Branislav Vajdic, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Branislav Vajdic, Ph.D.	Chief Executive Officer and Director	February 23, 2010
Branislav Vajdic, Ph.D.

/s/ Vincent W. Renz	President and Chief Operating Officer	February 23, 2010
Vincent W. Renz

/s/ Richard D. Brounstein	Executive Vice President, Chief Financial Officer and Secretary	February 23, 2010
Richard D. Brounstein

/s/ Mark W. Kroll, Ph.D., FACC, FHRS	Director and Chairman	February 23, 2010
Mark W. Kroll, Ph.D., FACC, FHRS

/s/ Robert M. Blair, M.Inst.P.	Director	February 23, 2010
Robert N. Blair, M.Inst.P.

/s/ James A. Heisch	Director	February 23, 2010
James A. Heisch

/s/ Jess Jones, M.D.	Director	February 23, 2010
Jess Jones, MD

/s/ Michael Hanson	Director	February 23, 2010
Michael Hanson

/s/ Patrick Maguire, M.D., Ph.D.	Director	February 23, 2010
Patrick Maguire, M.D., Ph.D.

NEWCARDIO, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations for the year ended December 31, 2009, 2008 and from the period September 7, 2004 (date of inception) to December 31, 2009	F-3

Consolidated Statement of Stockholders’ (Deficit) Equity for the period from September 7, 2004 (date of inception) to December 31, 2009	F-4 – F-12

Consolidated Statements of Cash Flows for the year ended December 31, 2009, 2008 and from the period September 7, 2004 (date of inception) to December 31, 2009	F-13

Notes to Consolidated Financial Statements	F-14 – F-37

RBSM LLP

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NewCardio, Inc.
Santa Clara, California

We have audited the accompanying consolidated balance sheets of NewCardio, Inc. and its wholly owned subsidiaries (the “Company”), a development stage Company as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholder’s (deficit) equity and cash flows for each of the two years in the period ended December 31, 2009 and the period September 7, 2004 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NewCardio, Inc.  at  December 31, 2009 and 2008 and the results of its operations  and its cash flows for the each of the two  years  in the period ended  December 31, 2009 and the period September 7, 2004 (date of inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

	By:	/s/ RBSM LLP
RBSM LLP
Certified Public Accountants
New York, New York February 23, 2010

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash	$1,386,007	$2,324,793
Short term investment	25,010	2,143,457
Prepaid expenses	111,871	118,454
Prepaid commitment fees	556,875	-
Total current assets	2,079,763	4,586,704

Property, plant and equipment, net of accumulated depreciation of $79,041 and $19,208 as of December 31, 2009 and 2008, respectively	198,955	110,718

Other assets:
Deposits	22,600	22,600

	$2,301,318	$4,720,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$480,152	$842,510
Note payable, related party, current portion	-	10,316
Put liability	744,280	744,280
Total current liabilities	1,224,432	1,597,106

Warrant liability	1,078,292	-
Reset derivative	687,958	-
Total liabilities	2,990,682	1,597,106

Preferred shares subject to liability conversion	784,010	-

Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 16,435 shares issued and outstanding as of December 31, 2009 and 2008	16	16
Common stock, $0.001 par value, 99,000,000 shares authorized; 24,290,279 and 22,335,595 shares issued and outstanding as of December 31, 2009 and 2008, respectively	24,290	22,336
Additional paid in capital	29,432,680	24,440,311
Deficit accumulated during development stage	(30,930,360)	(21,339,747)
Total stockholders' equity (deficit)	(1,473,374)	3,122,916

	$2,301,318	$4,720,022

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From September 7, 2004
	Year ended December 31,		(date of inception) through
	2009	2008	December 31, 2009
Operating expenses:
Selling, general and administrative	$6,904,521	$5,684,723	$11,5564,320
Depreciation	59,833	18,614	79,041
Research and development	3,047,994	2,126,084	6,333,104
Total operating expenses	10,012,348	7,829,421	17,976,465

Net loss from operations	(10,012,348)	(7,829,421)	(17,976,465)

Other income (expense)
Gain (loss) on change in fair value of warrant liability and reset derivative	907,866	(5,012,875)	(4,105,009)
Other financing costs	(512,330)	(1,495,044)	(5,118,452)
Interest, net	26,199	155,701	(912,724)

Net loss before income taxes	(9,590,613)	(14,181,639)	(28,112,650)

Provision for income taxes	-	-	-

Net loss	(9,590,613)	(14,181,639)	(28,112,650)

Preferred stock dividend	(784,010)	(754,328)	(4,356,048)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,374,623)	$(14,935,967)	$(32,468,698)

Net (loss) income per share-basic and fully diluted	$(0.44)	$(0.71)

Weighted average number of shares-basic and fully diluted	23,726,059	20,945,436

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2009

	Preferred								Deficit
	Preferred Founders		Preferred Series B		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance, September 7, 2004	-	$-	-	$-	-	$-	$-	$-	$-	$-
Adjustment of recapitalization
Common stock issued to founders at $0.001 per share in September 2004	-	-	-	-	3,176,642	3,177	-	-	-	3,177
Common stock issued for intellectual property at $0.001 per share in September 2004	-	-	-	-	260,152	260	-	-	-	260
Common stock issued in connection with options exercised at $0.001 per share in November 2004	-	-	-	-	300,000	300	-	-	-	300
Preferred stock issued to founders at $0.01 per share in September 2004	4,563,206	456	-	-	-	-	45,176	-	-	45,632
								-
Fair value of options issued in September 2004	-	-	-	-	-	-	263	-	-	263
Net loss	-	-	-	-	-	-	-	-	(172,343)	(172,343)
Balance, December 31, 2004	4,563,206	$456	-	$-	3,736,794	$3,737	$45,439	$-	$(172,343)	$(122,711)

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2009

	Preferred								Deficit
	Preferred Founders		Preferred Series B		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	-	$-	3,736,794	$3,737	$45,439	$-	$(172,343)	$(122,711)
Fair value of options issued in August 2005	-	-	-	-	-	-	44,558	-	-	44,558
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	-	-	-	-	232,502	-	-	232,502
Net loss	-	-	-	-	-	-	-	-	(604,739)	(604,739)
Balance, December 31, 2005	4,563,206	456	-	-	3,736,794	3,737	322,499	-	(777,082)	(450,390)
Common stock issued at $0.10 per share for services rendered in March 2006	-	-	-	-	278,375	278	27,560	-	-	27,838
Fair value of options issued in July 2006	-	-	-	-	-	-	60,082	-	-	60,082
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,572	-	-	1,572
Fair value of options issued in September 2006	-	-	-	-	-	-	9,729	-	-	9,729
Common stock issued at $0.10 per share for services rendered in October 2006	-	-	-	-	75,000	75	7,425	-		7,500
Fair value of options issued in October 2006	-	-	-	-	-	-	7,006	-	-	7,006
Net loss	-	-	-	-	-	-	-	-	(378,175)	(378,175)
Balance, December 31, 2006	4,563,206	$456	-	$-	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2009

	Preferred								Deficit
	Preferred Founders		Preferred Series B		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	-	$-	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	4,141	-	-	4,141
Fair value of options for services rendered	-	-	-	-	-	-	201,424	-	-	201,424
Common stock subscription received in June 2007	-	-	-	-	-	-	-	84,000	-	84,000
Common stock issued in June 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	-	-	4,200,000	4,200	415,800	(84,000)	-	336,000
Common stock issued in connection with options exercised at $0.01 per share in June 2007	-	-	-	-	137,500	138	1,237	-	-	1,375
Common stock issued in connection with options exercised at $0.001 per share in July 2007	-	-	-	-	100,000	100	-	-	-	100
Common stock issued in connection with options exercised at $0.01 per share in July 2007	-	-	-	-	204,000	204	1,836	-	-	2,040
Common stock subscription received in September 2007	-	-	-	-	-	-	-	29,513	-	29,513
Common stock issued in September 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	-	-	1,475,631	1,476	146,087	(29,513)	-	118,050
Common stock issued in connection with options exercised at $0.001 per share in October 2007	-	-	-	-	300,000	300	-	-	-	300
Common stock issued in connection with options exercised at $0.01 per share in December 2007	-	-	-	-	110,000	110	990	-	-	1,100
Subtotal	4,563,206	$456	-	$-	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2009

	Preferred								Deficit
	Preferred Founders		Preferred Series B		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	-	$-	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	-	-	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock, initially classified as debt, to common shares at December 27, 2007	-	-	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	-	-	598,693	-	-	598,693
Beneficial conversion feature of preferred stock	-	-	-	-	-	-	2,817,710	-	-	2,817,710
Dividend on preferred stock	-	-	-	-	-	-	-	-	(2,817,710)	(2,817,710)
Net loss	-	-	-	-	-	-	-	-	(3,185,141)	(3,185,141)
Balance, December 31, 2007	-	$-	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2009

	Preferred								Deficit
	Preferred Founders		Preferred Series B		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)
Fair value of vested options for services rendered	-	-	-	-	-	-	2,260,570	-	-	2,260,570
Fair value of vested warrants for services rendered	-	-	-	-	-	-	481,855	-	-	481,855
Common stock issued in settlement of preferred stock dividends	-	-	-	-	273,245	273	621,396	-	-	621,669
Common stock issued in connection with options exercised at $0.01 per share in May 2008	-	-	-	-	25,000	25	225	-	-	250
Common stock issued in May 2008 at $3.50 in connection for services rendered	-	-	-	-	50,000	50	(50)	-	-	-
Common stock issued in connection with options exercised at $0.001 per share in June 2008	-	-	-	-	10,000	10	-	-	-	10
Common stock issued in connection with options exercised at $0.22 per share in June 2008	-	-	-	-	15,000	15	3,285	-	-	3,300
Common stock issued in June 2008 at $3.65 in connection for services rendered	-	-	-	-	5,000	5	18,245	-	-	18,250
Common stock issued in June 2008 at $3.30 in connection for services rendered	-	-	-	-	3,000	3	9,897	-	-	9,900
Subtotal	-	$-	-	$-	20,618,767	$20,619	$9,248,577	$-	$(7,158,108)	$2,111,088

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2009

	Preferred								Deficit
	Preferred Founders		Preferred Series B		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	-	$-	20,618,767	$20,619	$9,248,577	$-	$(7,158,108)	$2,111,088
Common stock issued in June 2008 at $3.25 in connection for services rendered	-	-	-	-	50,000	50	(50)	-	-	-
Common stock issued in July 2008 at $3.25 in connection with serviced rendered	-	-	-	-	3,000	3	9,747	-	-	9,750
Common stock issued in connection with options exercised at $0.01 per share in July 2008	-	-	-	-	31,000	31	279	-	-	310
Common stock issued in connection with options exercised at $0.01 per share in August 2008	-	-	-	-	72,021	72	648	-	-	720
Common stock issued in connection with options exercised at $0.22 per share in August 2008	-	-	-	-	8,333	8	1,825	-	-	1,833
Common stock issued in connection with conversion of preferred stock in August 2008	-	-	-	-	25,000	25	6,012	-	-	6,037
Common stock issued in connection with conversion of preferred stock in September 2008	-	-	-	-	241,119	241	57,989	-	-	58,230
Common stock issued in connection with exercise of warrants	-	-	-	-	898,504	899	(899)	-	-	-
Subtotal	-	$-	-	$-	21,947,744	$21,948	$9,324,128	$-	$(7,158,108)	$2,187,968

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2009

	Preferred								Deficit
	Preferred Founders		Preferred Series B		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	-	$-	21,947,744	$21,948	$9,324,128	$-	$(7,158,108)	$2,187,968
Common stock issued in connection with options exercised at $0.01 per share in October 2008	-	-	-	-	12,917	13	116	-	-	129
Common stock issued in October 2008 at $1.85 per share for services rendered	-	-	-	-	10,000	10	18,490	-	-	18,500
Common stock issued in connection with options exercised at $0.01 per share in November 2008	-	-	-	-	23,750	24	213	-	-	237
Common stock issued in connection with options exercised at $0.02 per share in November 2008	-	-	-	-	7,500	7	143	-	-	150
Common stock issued in November 2008 in connection with conversion of redeemable preferred stock	-	-	-	-	333,684	334	80,250	-	-	80,584
Preferred Series B stock issued in exchange redeemable Series A preferred stock	-	-	9,665	10	-	-	3,490,676	-	-	3,490,686
Preferred Series B stock issued in settlement of Series A preferred stock dividend	-	-	134	-	-	-	127,816	-	-	127,816
Exercise of warrants subject to redemption in exchange for Series B preferred stock	-	-	2,267	2	-	-	2,925,743	-	-	2,925,745
Warrants exchanged for Series B preferred stock	-	-	4,369	4	-	-	2,074,452	-	-	2,074,456
Modification of terms of warrants subject to redemption to equity instrument	-	-	-	-	-	-	6,815,112	-	-	6,815,112
Amortization of deferred compensation	-	-	-	-	-	-	337,500	-	-	337,500
Dividend on preferred stock	-	-	-	-	-	-	(754,328)	-	-	(754,328)
Net loss	-	-	-	-	-	-	-	-	(14,181,639)	(14,181,639)
Balance, December 31, 2008	-	$-	16,435	$16	22,335,595	$22,336	$24,440,311	$-	$(21,339,747)	$3,122,916

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2009

	Preferred								Deficit
	Preferred Founders		Preferred Series B		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	16,435	$16	22,335,595	$22,336	$24,440,311	$-	$(21,339,747)	$3,122,916
Dividend on preferred stock	-	-	-	-	3,973	4	4,839	-	-	4,843
Fair value of vested options issued for services rendered	-	-	-	-	-	-	3,885,337	-	-	3,885,337
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	271,563	-	-	271,563
Common stock issued in January 2009 at $1.60 per share for services rendered	-	-	-	-	2,500	2	3,998	-	-	4,000
Common Stock issued in connection with options exercised at $0.01 per share in February 2009	-	-	-	-	69,792	70	628	-	-	698
Exercise of warrants on a cashless basis	-	-	-	-	1,395,000	1,395	(1,395)	-	-	-
Common Stock issued in connection with options exercised at $0.01 per share in March 2009	-	-	-	-	26,250	26	236	-	-	262
Common stock issued in connection with options exercised at $0.02 per share in March 2009	-	-	-	-	9,174	9	175	-	-	184
Common stock issued in connection with options exercised at $0.22 per share in March 2009	-	-	-	-	12,495	13	2,736	-	-	2,749
Subtotal	-	$-	16,435	$16	23,854,779	$23,855	$28,608,428	$-	$(21,339,747)	$7,292,552

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through December 31, 2009

	Preferred								Deficit
	Preferred Founders		Preferred Series B		Common		Additional Paid in	Common stock	accumulated during development
	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	16,435	$16	23,854,779	$23,855	$28,608,428	$-	$(21,339,747)	$7,292,552
Common stock issued in connection with options exercised at $0.02 per share in April 2009	-	-	-	-	25,000	25	475	-	-	500
Exercise of warrants on a cashless basis	-	-	-	-	120,000	120	(120)	-	-	-
Common stock issued in connection with options exercised at $0.22 per share in June 2009	-	-	-	-	13,000	13	2,847	-	-	2,860
Fair value of vested restricted stock units issued for services rendered	-	-	-	-	-	-	422,231	-	-	422,231
Change in fair value of re priced vested options	-	-	-	-	-	-	6,677	-	-	6,677
Fair value of warrants issued in connection with financing costs	-	-	-	-	-	-	978,954	-	-	978,954
Amortization of discount relating to Series C preferred stock	-	-	-	-	-	-	(784,010)	-	-	(784,010)
Common stock issued in connection with options exercised at $0.01 per share in August 2009	-	-	-	-	7,500	7	68	-	-	75
Common stock issued in connection with options exercised at $0.22 per share in October 2009	-	-	-	-	5,000	5	1,095	-	-	1,100
Common stock issued in November 2009 at $0.73 per share for services rendered	-	-	-	-	150,000	150	109,350	-	-	109,500
Common stock issued in November 2009 at $0.70 per share for services rendered	-	-	-	-	25,000	25	17,475	-	-	17,500
Common stock issued in December 2009 at $0.77 per share for services rendered	-	-	-	-	90,000	90	69,210	-	-	69,300
Net loss	-	-	-	-	-	-	-	-	(9,590,613)	(9,590,613)
Balance, December 31, 2009	-	$-	16,435	$16	24,290,279	$24,290	$29,432,680	$-	$(30,930,360)	$(1,473,374)

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From September 7, 2004
	Year ended December 31,		(date of inception) through
	2009	2008	December 31, 2009
Cash flows from operating activities:
Net loss for the period	$(9,590,613)	$(14,181,639)	$(28,112,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,833	18,614	79,041
Amortization of prepaid commitment fees	378,984	-	378,984
Amortization of deferred compensation	-	337,500	337,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	200,300	56,400	746,088
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Series B-Preferred stock issued in connection with conversion of Series A-Preferred stock	-	1,551,044	1,551,044
Notes payable issued in conjunction with services rendered	-	-	10,316
Options converted for services rendered	-	3,300	3,300
Fair value of options issued for services rendered	3,885,337	2,260,570	6,468,969
Fair value of warrants issued as compensation for services	271,563	481,855	753,418
Fair value of restricted stock units issued for services rendered	422,231	-	422,231
Change in fair value of repriced vested options	6,677	-	6,677
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	-	5,012,875	5,012,875
Change in fair value of warrants and reset derivative liabilities in connection with Series C redeemable preferred stock	(907,867)	-	(907,867)
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	-	5,713
(Increase) decrease in:
Prepaid expenses	(18,417)	(118,454)	(136,871)
Deposits	-	(22,600)	(22,600)
Decrease in:
Accounts payable and accrued liabilities	(357,515)	(89,579)	343,611
Net cash (used in) operating activities	(5,649,487)	(4,690,114)	(11,573,503)

Cash flows from investing activities:
Purchase of property plant and equipment	(148,070)	(121,645)	(277,996)
Sale (purchases) of short term investment	2,118,447	2,856,543	(25,010)
Net cash provided by (used in) investing activities	1,970,377	2,734,898	(303,006)

Cash flows from financing activities:
Payments on notes payable	(10,316)	-	(10,316)
Proceeds from exercise of common stock options	8,428	3,639	18,283
Proceeds from exercise of warrants		2,799,745	2,799,745
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-	-	7,342,500
Proceeds from sale of Series C preferred stock	2,742,212	-	2,742,212
Proceeds from sale of common stock	-	-	113,513
Proceeds from convertible debt, net	-	-	177,500
Net cash provided by financing activities	2,740,324	2,803,384	13,262,516

Net (decrease) increase in cash and cash equivalents	(938,786)	848,168	1,386,007
Cash and cash equivalents at beginning of period	2,324,793	1,476,625	-

Cash and cash equivalents at end of period	$1,386,007	$2,324,793	$1,386,007

Supplemental disclosures of cash flow information:
Taxes paid	$7,440	$-	$7,440
Interest paid	$1,117	$-	$1,117

Non cash financing activities:
Fair value of warrants issued with redeemable preferred stock	$2,052,181	$-	$4,802,973
Fair value of warrants issued as compensation for financing	$978,955	$-	$1,333,989
Beneficial conversion feature of redeemable preferred stock	$2,674,116	$-	$5,491,826
Preferred stock dividend - non-cash	$784,010	$754,328	$4,356,048

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

NewCardio, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in September 2004.  The Company is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") and is a cardiac diagnostic technology provider focused on the research, development and commercialization of proprietary software platform technology products and services for the non-invasive diagnosis and monitoring of cardiovascular disease (“CVD”), as well as the cardiac safety assessment of drugs under development.   To date, the Company has not generated sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2009, the Company has accumulated a deficit through its development stage of $30,930,360.

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
DECEMBER 31, 2009 AND 2008

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

Commitment Fees

The Company amortizes commitment fees paid in connection with establishment of a credit facility are ratably over the term of the credit facility commitment. (See note 7)

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. ASC 820-10 delays, until the first quarter of fiscal year 2009, the effective date for ASC 820-10 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820-10 did not have a material impact on the Company’s financial position or operations. Refer to Footnote 11 for further discussion regarding fair valuation.

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
DECEMBER 31, 2009 AND 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.  The adoption of ASC 740-10 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Share

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share have been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation. Fully diluted shares outstanding were 48,087,203 and 44,788,587 for the years ended December 31, 2009 and 2008, respectively.

Stock based compensation

Effective for the year beginning January 1, 2006, the Company has adopted Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718-10.  The Company implemented ASC 718-10 on January 1, 2006 using the modified prospective method.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

As more fully described in Note 10 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.  The Company granted non-qualified stock options to purchase 510,000 and 4,075,000 shares of common stock during the year ended December 31, 2009 and 2008, respectively, to employees and directors of the Company under the 2004 Equity Incentive Plan and the 2009 Equity Compensation Plan as well as 1,470,000 restricted stock units during the year ended December 31, 2009 under the 2009 Equity Compensation Plan.

As of December 31, 2009, there were outstanding employee stock options to purchase 7,365,000 shares of common stock, 4,273,400 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

Reliance on Key Personnel and Consultants

The Company has only 10 full-time employees and no part-time employees.  Additionally, there are approximately 15 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The Company maintains $2 million in key life insurance on the CEO and nothing for any of the other executive officers or other personnel. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $3,047,994, $2,126,084 and $6,333,104 for the years ended December 31, 2009 and 2008 and from September 7, 2004 (date of inception) through December 31, 2009, respectively.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 14 for disclosures regarding our subsequent events.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2009, the Company incurred net losses attributable to common shareholders of $10,374,623, incurred net losses attributable to common shareholders of $32,468,698 from its inception on September 7, 2004 through December 31, 2009 and used $11,573,503 in cash for operating activities from its inception through December 31, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009and 2008 are as follows:

	2009	2008

Computer equipment	$122,154	$45,240
Furniture and fixtures	65,883	61,686
Research equipment	48,706	23,000
Software	23,455	-
Production equipment	17,798	-
Less: accumulated depreciation	(79,041)	(19,208)
	$198,955	$110,718

The Company uses the straight line method of depreciation over 3 to 5 years. During the years ended December 31, 2009 and 2008, depreciation expense charged to operations was $59,833 and $18,614, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company has consulting agreements with independent contractors, certain of whom are also Company stockholders plus one Board member. See Footnote 5 for related party transactions. The agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof. Accounts payable and accrued liabilities at December 31, 2009 and 2008 are comprised of trade payables and accrued expenses.

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes payable related party is comprised of a promissory note totaling $10,316, due November 15, 2008 with interest at 4.9% per annum due upon maturity to a former director and shareholder of the Company. The note was paid in January 2009.

In September 2007, the Company entered into a three-year consulting agreement with E4, LLC, a greater than 5% shareholder of the Company. The Company sold E4, LLC 1,475,631 shares of common stock for $0.02 per share for cash, or $29,513. The consultant also receives monthly cash payments of $24,000 as part of this consulting agreement.  At December 31, 2007 the Company owed E4, LLC $84,000 that was subsequently paid in January 2008. During the year ended December 31, 2009 and 2008, the Company paid an additional $288,000 each year to E4, LLC. At December 31, 2009 there are no outstanding obligations under the agreement.  His services are to provide business guidance, and primarily in areas related to sales, marketing and business strategy.

Effective January 1, 2008 the Company entered into a consulting agreement with a current Board member for corporate strategy and finance services. This agreement terminated effective October 31, 2009 and a similar agreement initiated December 1, 2009. During the year ended December 31, 2009 and 2008, the Company paid $35,000 and $33,000, respectively and at December 31, 2009 there are no outstanding obligations under the agreement.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

Effective October 31, 2009, Kenneth Londoner resigned as a full time employee and signed a one-year, part time consulting agreement, continuing his business development responsibilities under this new arrangement. At this transition, the unvested portion of his 2007 option grant was accelerated.  He also receives monthly cash payments of $14,300 as part of this consulting agreement. During the year ended December 31, 2009, the Company paid Mr. Londoner $28,600 and at December 31, 2009 there are no outstanding obligations under the agreement.

NOTE 6 – PUT LIABILITY

In connection with the exercise of J warrants in December 2008, the Company has agreed to re-acquire 1,896 shares of Series B Preferred Stock (Put Option) for a sum of $744,280, net of unpaid transaction costs of $56,000, allowing the Company to reacquire these shares for a net value of approximately $0.39 per share. This Put is at the holder’s option for 30 days after June 30, 2010.  If the holder does not exercise the Put Option by July 30, 2010, or if the Company completes financings totaling $5 million or more by June 30, 2010 (which is an additional $2.1 million as of year end), the option expires.

NOTE 7 – CREDIT FACILITY

On July 30, 2009, the Company entered into a $3 million credit line arrangement (the “Credit Line”), pursuant to a Securities Purchase Agreement (the “SPA”), with purchasers signatory to the SPA, pursuant to which the purchasers will purchase 12% Secured Revolving Debentures Due May 31, 2011, as amended, and, in connection therewith, (x) was issued 750,000 five year common stock purchase warrants with an exercise price of $0.01 per share, and (y) will be issued upon each draw down under the Credit Line, for each $1.00 advanced under the Credit Line, additional five year common stock purchase warrants exercisable at a price equal to 100% of the average VWAPs for the prior five trading days (the “Draw Down Warrants”). The Draw Down Warrants will have full-ratchet  price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) with respect to future Draw Down Warrants issued under the Credit Line and future issuances of equity securities by the Company (subject to certain specific exceptions).  The warrants will have cashless exercise provisions and be subject to forced cashless exercise in the event that the Company’s common stock is trading at three times the VWAP for the 20 trading days prior to conversion of the warrants.  All interest under the Debentures will accrue and be payable upon maturity.

In connection with the establishment of the Credit Line, the Company issued 750,000 warrants (no ratchet price protection) to purchase the Company’s common stock at $0.01 per share for five years.  The fair value of $910,860, determined using the Black Scholes Option Pricing Model, is amortized ratably to operations over the life of the Credit Line.  The assumptions for fair value determination were as follows: Dividend yield: 0%; Volatility: 139.04%; Expected life: 5 years; Risk free rate: 2.66%. Also $25,000 was paid toward availing the credit facility. During the year ended December 31, 2009, $378,984 was amortized as “financing cost” and balance $556,875 is shown under “Prepaid commitment fees”.

The Credit Line is provided by three stockholders of the Company, one of which has representation on the Board of Directors.

As of December 31, 2009, the Company has not utilized the credit facility.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

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

Dilutive issuance.  If, at any time prior to the first anniversary of the date of issuance, the Company, except in connection with defined exempt issuances, sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue any common stock (or common stock equivalents) entitling any person to acquire shares of common stock at an effective price per share less than the market price of the common stock on the date that the Series C preferred stock was issued (a “dilutive issuance”), than the conversion ratio shall be increased by the same percentage as the percentage by which the price per share of common stock in connection with the dilutive issuance was lower than the market price of the common stock on the date that the Series C preferred stock was issued.

Exchange Right.  If, at any time prior to the first anniversary of the date of issuance, the Company delivers a notice requesting a draw down under the Company’s 12% secured revolving debenture due May 31, 2011, then a copy of such request shall be delivered to each holder of the Series C preferred stock within five trading days of such notice.  Each holder of the Series C preferred stock shall have a one-time right, at any time within five trading days after delivery of notice, to elect to exchange its Series C preferred stock (and all warrants issued to the holder in connection with the Series C preferred stock) for a debenture and warrants on the same terms and in the same dollar amount, as was issued to the purchasers of the debentures and warrants.

In connection with the issuance of each share Series C preferred stock, the Company issued 1,000 warrants to purchase the Company’s common stock at $1.20 per share for five years.  Prior to the first anniversary of the date of issuance, the warrants contain certain reset provisions should the Company issue sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue any common stock (or common stock equivalents) entitling any person to acquire shares of common stock at an effective price per share less than the exercise price of the Series C Preferred Stock.

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
DECEMBER 31, 2009 AND 2008

NOTE 8 - SERIES C CONVERTIBLE PREFERRED STOCK (continued)

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

The Company recorded a total debt discount of $2,674,117 from the reset provision and related warrants.  The discount is amortized ratably over the reset provision life of one year. During the year ended December 31, 2009, $784,010 was amortized and charged to Additional paid in Capital.

Warrant liability in connection with issuance of Series C Preferred Stock in September 2009

As described above, the Company issued warrants in conjunction with the sale of Series C preferred stock.  These warrants contain certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

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

The fair values of the warrants of $1,078,292 at December 31, 2009 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	132.30%
Risk free rate:	1.14%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 - SERIES C CONVERTIBLE PREFERRED STOCK (continued)

Reset derivative liability

As described in above, the Company issued Series C preferred stock that contains certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision of $1,647,771 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.39%, expected volatility of 131.04%, and expected life of one year. Since the Series C preferred stock contains a reset provision for the first year, pursuant to ASC 815-40, the Company has recorded the fair value of the reset provision as a derivative liability. The net value of the reset provision at the date of issuance was recorded as a reset derivative liability on the balance sheet in the amount of $1,647,771 and a reduction in value of the Series C preferred stock and charge to current period operations. Until expiration of the reset provisions of the Series C preferred stock, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

The fair value of the reset provision of $687,958 at December 31, 2009 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	132.30%
Risk free rate:	0.20%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

The initial fair value of the warrants and derivative liability resulted in a current period non operating charge to operations of $1,025,836.  At December 31, 2009, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in aggregate non cash, non operating gain of $907,866.

NOTE 9– STOCKHOLDERS EQUITY

Founders Convertible Preferred Stock

At the time of its founding in September 2004, NewCardio Technologies issued 4,563,206 shares of Convertible Preferred Stock, par value $0.0001 per share, to certain persons for costs incurred and services rendered.  The shares of Preferred Stock were valued at $0.01 per share at the time of issuance.  In December 2007, in conjunction with the Share Exchange, the Preferred Stock was converted on a one share-to-one share basis into 4,563,206 shares of common stock.

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

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9– STOCKHOLDERS EQUITY (continued)

Series A – 10% Convertible Preferred Stock (continued)

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

During the year ended December 31, 2008, the Company incurred a $5,012,875 charge to current period operations for the change in fair value of the warrant liability.  As discussed above, as of December 1, 2008; the warrant liability was reclassified to equity.

Series B – Preferred Stock

In December 2008, the Board of Directors authorized the issuance of up to 18,000 shares of Series B 0% convertible non-voting preferred stock (the “Series B preferred stock”).

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 9– STOCKHOLDERS EQUITY (continued)

Series B – Preferred Stock (continued)

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
4.	An aggregate of 6,636 shares of Series B preferred stock in exchange for the exercise of Series J and JA warrants.

Refer to Note 6 above regarding put liability relating to certain issuances of Series B 0% convertible non-voting preferred stock.

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
DECEMBER 31, 2009 AND 2008

NOTE 9– STOCKHOLDERS EQUITY (continued)

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

In January 2009, the Company issued an aggregate of 2,500 shares of common stock for services rendered at approximately $1.60 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

In November and December 2009, the Company issued an aggregate of 265,000 shares of common stock for services rendered at approximately $0.70 to $0.77 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

As of December 31, 2009 and 2008, there were 24,290,279 and 22,335,595 shares of common stock issued and outstanding, respectively

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 –WARRANTS, STOCK OPTIONS, AND RESTRICTIVE STOCK UNITS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2009:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$ 0.01	750,000	4.58	$ 0.01	750,000	$ 0.01
0.10	965,199	0.47	0.10	965,199	0.10
0.50	25,000	1.65	0.50	25,000	0.50
0.95	120,842	2.99	0.95	120,842	0.95
0.96	203,385	2.50	0.96	203,385	0.96
1.00	71,000	4.70	1.00	71,000	1.00
1.14	5,178,948	2.99	1.14	5,178,948	1.14
1.15	162,709	2.50	1.15	162,709	1.15
1.20	2,920,000	4.70	1.20	2,920,000	1.20
1.50	250,000	4.03	1.50	229,176	1.50
2.00	300,000	1.42	2.00	300,000	2.00
4.00	300,000	1.42	4.00	300,000	4.00
Total	11,247,083	3.23		11,226,259

  Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	17,718,627	$1.06
Issued	600,000	3.00
Exercised	(9,435,743)	1.27
Canceled or expired	-	-
Outstanding at December 31, 2008	8,882,884	0.95
Issued	3,991,000	0.96
Exercised	(1,626,801)	0.10
Canceled or expired	-	-
Outstanding at December 31, 2009	11,247,083	$1.08

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 –WARRANTS, STOCK OPTIONS, AND RESTRICTIVE STOCK UNITS (continued)

Warrants (continued)

For the year ended December 31, 2009, warrants totaling 250,000 were issued in connection with services rendered. The warrants vest over a twelve month period and are exercisable for five years from the date of issuance at an exercise price of $1.50 per share.  The vesting portions of the warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 131.35% to 143.28% and risk free rate from 1.67% to 2.69%.

On July 30, 2009, warrants totaling 750,000 were issued in connection with services rendered. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.01 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 139.04% and risk free rate from 2.66%.   The fair value of $910,860 was recorded as prepaid commitment fees and is amortized ratably over one year.

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

On September 15, 2009, warrants totaling 2,920,000 were issued in connection with issuance of Series C preferred stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.20 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 131.04% and risk free rate from 2.41%.  As described in Note 8 above, these warrants contain certain reset provisions for the first year which require the Company to classify the market value of the warrants outside of equity.

The Company recorded the vested portion of warrants as a charge to operations of $271,563 in the year ended December 31, 2009.

During the year ended December 31, 2009, warrant holders exercised 1,626,801 warrants on a cashless basis in exchange for 1,515,000 shares of the Company’s common stock.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 –WARRANTS, STOCK OPTIONS, AND RESTRICTIVE STOCK UNITS (continued)

Non-Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	136,646	4.74	$0.01	127,069	$0.01
0.02	178,326	6.26	0.02	143,842	0.02
0.22	71,172	8.11	0.22	28,047	0.22
0.80	444,000	8.62	0.80	148,960	0.80
1.16	25,000	8.58	1.16	2,083	1.16
2.00	400,000	8.95	2.00	-	2.00
2.25	150,000	8.18	2.25	65,625	2.25
Total	1,405,144	7.93		515,626

 Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	766,959	$0.07
Granted	854,000	2.32
Exercised	(205,521)	(0.03)
Canceled or expired	(7,083)	(0.01)
Outstanding at December 31, 2008:	1,408,355	1.44
Granted	165,000	0.85
Exercised	(168,211)	(0.05)
Canceled or expired	-	-
Outstanding at December 31, 2009:	1,405,144	$1.10

During the year ended December 31, 2009, the Company granted an aggregate of 165,000 non employee stock options in connection services rendered at the exercise prices from $0.80 to $1.16.

The fair values of the vesting non employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	131.35% to 143.28%
Risk free rate:	2.28% to 2.69%

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 –WARRANTS, STOCK OPTIONS, AND RESTRICTIVE STOCK UNITS (continued)

Non-Employee Stock Options (continued)

During the year ended December 31, 2009, the Company re-priced certain non employee options initially with exercise prices from $1.58 to $4.72 to $0.80 per share with other terms remaining the same.  The fair value of the vested portion of the re-priced options of $2,862 was charged to current period operations.

 The fair values of the vesting re-priced non employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	118.36%
Risk free rate:	2.82%

The fair value of all non-employee options vesting during the year ended December 31, 2009 and 2008 of $404,532 and $457,307 respectively was charged to current period operations.

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	4.04	$0.001	100,000	$0.001
0.01	300,000	6.53	0.01	263,542	0.01
0.02	880,000	7.19	0.02	880,000	0.02
0.22	1,750,000	7.90	0.22	1,444,442	0.22
0.78	40,000	9.88	0.78	-	0.78
0.80	4,295,000	8.57	0.80	1,585,416	0.80
Total	7,365,000	8.10		4,273,400

Transactions involving stock options issued to employees are summarized as follows:

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 –WARRANTS, STOCK OPTIONS, AND RESTRICTIVE STOCK UNITS (continued)

Employee Stock Options (continued)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	3,030,000	$0.14
Granted	4,075,000	3.06
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	7,105,000	1.81
Granted	510,000	0.85
Exercised	-	-
Canceled or expired	(250,000)	(0.90)
Outstanding at December 31, 2009:	7,365,000	$0.53

During the year ended December 31, 2009, the Company granted 510,000 stock options with an exercise price of $0.80 (after effect of re-pricing, see below) to $0.90 expiring ten years from issuance. In December 2009, the Company canceled 250,000 options previously issued at $0.90 per share. The fair values were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0- %
Volatility	114.10% to 136.21%
Risk free rate:	2.49% to 3.69%

During the year ended December 31, 2009, the Company re-priced certain employee options initially with exercise prices from $1.60 to $5.00 to $0.80 per share with other terms remaining the same.  The fair value of the fully vested re-priced options of $3,815 was charged to current period operations.

The fair values of the fully vested re-priced employee options were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	118.36%
Risk free rate:	2.82%

The fair value of all employee options vesting in the year ended December 31, 2009 and 2008 of $3,480,805 and $1,803,263, respectively, was charged to current period operations.

Restrictive Stock Units

On April 15, 2009, the Company established 2009 Equity Compensation Plan for key employees and consultants.  A maximum of 8,000,000 shares were earmarked under the plan.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 –WARRANTS, STOCK OPTIONS, AND RESTRICTIVE STOCK UNITS (continued)

Restrictive Stock Units (continued)

Employees

During the year ended December 31, 2009 the Company issued Restricted Stock Units (“RSU”) for key employees and non employees under the 2009 Equity Compensation Plan.  Each RSU vests with a 24 month cliff with certain acceleration clauses due to a change of control (as defined by the 2009 Equity Compensation Plan).

A summary of RSU stock unit activity, related to employees, for the Company during the year ended December 31, 2009, is as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	-	-
Granted	1,470,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009:	1,470,000	$0.80

As of December 31, 2009, there was $784,000 of total unrecognized compensation cost related to non vested restricted stock units granted to employees under the 2009 Stock Plan, which is expected to be recognized ratably over a weighted-average period of 2 years.

The fair value of all employees RSU vesting during the year ended December 31, 2009 of $392,000 was charged to current period operations.

Non employees

A summary of RSU stock unit activity, related to non employees, for the Company during the year ended December 31, 2009, is as follows:

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 10 –WARRANTS, STOCK OPTIONS, AND RESTRICTIVE STOCK UNITS (continued)

Restrictive Stock Units (continued)

Non –employees (continued)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007:	-	$-
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008:	-	-
Granted	105,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009:	105,000	$0.80

As of December 31, 2009, there was $50,400 of total unrecognized compensation cost related to non vested restricted stock units granted under the 2009 Stock Plan granted to non employees based on the fair value of the Company’s common stock at reporting date.  The fair value is expected to be recognized based on the fair value of the Company’s common stock over a weighted-average period of 2 years.

The fair value of all non employees RSU vesting during the year ended December 31, 2009 of $30,231 was charged to current period operations.

NOTE 11 — FAIR VALUE

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
DECEMBER 31, 2009 AND 2008

NOTE 11 — FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Assets:
Short term investment	$25,010	$25,010	$-	$-
Total	25,010	25,010	-	-
Liabilities
Warrant liability	(1,078,292)	-	-	(1,078,292)
Reset derivative	(687,958)	-	-	(687,958)
Total	$(1,766,250)	$-	$-	$(1,766,250)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

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

The fair value of the assets, short term investments, at December 31, 2009 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at December 31, 2009.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series C stock and the fair value of issued warrants with reset provisions.

NOTE 12 – INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 12 – INCOME TAXES (continued)

At December 31, 2009, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $11,000,000, expiring in the year 2028, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2009 are as follows Income tax expense for the year ended December 31, 2009 is comprised of State taxes which primarily are not based on earnings.  No other income taxes were recorded on the earnings in 2009 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

At December 31, 2009, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2028	$11,000,000

Tax Asset	3,850,000
Less valuation allowance	(3,850,000)

Balance	$11,000,000

The $11,000,000 is based on the 2008 tax return and an estimate for 2009 as summarized below:

Net operating loss carry forwards 2007 and prior	$2,840,000
Net operating loss carry forwards 2008	4,533,000
Net operating loss carry forwards 2009 (estimate)	3,627,000
Balance	$11,000,000

The primary components of the differences between the book losses to date of $32.5 million and the tax NOL of $11.0 million are timing differences which primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs and certain accruals.

NOTE 13 -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with independent contractors, certain of whom are also Company stockholders. Of those two are former directors of the Company. The Company incurred $173,000 (plus travel expenses) and $132,000 (plus travel and expenses) in fees and expenses to these individuals for the years ended December 31, 2009 and 2008 respectively, in a consulting role.  They were involved in business development in 2009 and R&D in 2009 and 2008. The Agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof. The current agreements have no equity compensation.

NEWCARDIO, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 13 -COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space in Santa Clara, California on a lease expiring April 30, 2011 at approximately $5,800 per month.  Additionally the Company maintains a Princeton, New Jersey office at $5,200 per month with the lease expiring June 30, 2010 and a facility in Belgrade, Serbia on a month to month basis at $500 per month.

At December 31, 2009, future minimum lease payments are as follows:

2010	$106,088
2011	25,207

Thereafter	-

Total lease rental expenses for the years ended December 31, 2009 and 2008 was $166,719 and $90,506, respectively.

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2009.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through February 23, 2010, a date that the financial statements were issued.

In January 2010, the Company issued 30,000 shares in connection with the exercise of 33,615 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In January 2010, the Company issued 100,000 warrants in connection with services rendered to purchase the Company’s common stock at an exercise price of $1.00 per share (when the market price of the stock was $0.72 per share) vesting 50% on grant and the balance in February 2010 subject to certain milestones as defined in the consulting agreement.

In January 2010, in conjunction with the exercise of 2,185 shares of Series B Preferred Stock, the Company issued 2,185,000 shares of its common stock.

In January 2010 the Company issued an aggregate of 115,000 shares of common stock for services rendered at approximately $0.72 per share.  47,500 vested on grant and 22,500 will vest quarterly starting February 2010.

In February 2010, the Company issued 30,000 shares in connection with the exercise of 32,223 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.