Form 10-Q
period 2010-03-31
NewCardio, Inc.
filed 2010-05-11
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at May11, 2010
Common Stock, $0.001 Par Value	28,585,624

NEWCARDIO, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – March 31, 2010 (Unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2010 and for the period September 7, 2004 (date of inception) to March 31, 2010	4

	Unaudited Condensed Consolidated Statements of Stockholders (Deficit) Equity for the period from September 7, 2004 (date of inception) to March 31, 2010	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Three Months Ended March 31, 2010 and March 31 2009 and for the period September 7, 2004 (date of inception) to March 31, 2010	15

	Notes to Unaudited Condensed Consolidated Financial Statements	17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 4.	Controls and Procedures	43

PART II	Other Information

Item 1	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Removed and Reserved	44

Item 5	Other Information	44

Item 6.	Exhibits	44

SIGNATURES		46

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.

FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$344,502	$1,386,007
Short term investment	25,046	25,010
Accounts receivable, trade	31,453	-
Prepaid expenses	226,578	111,871
Prepaid commitment fees	982,915	556,875
Total current assets	1,610,494	2,079,763

Property, plant and equipment, net of accumulated depreciation of $97,902 and $79,041 as of March 31, 2010 and December 31, 2009, respectively	183,978	198,955

Other assets:
Deposits	22,600	22,600

	$1,817,072	$2,301,318

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$483,577	$480,152
Line of credit	500,001	-
Put liability	744,280	744,280
Total current liabilities	1,727,858	1,224,432

Warrant liability	2,386,380	1,078,292
Reset derivative	1,312,355	687,958

Total liabilities	5,426,593	2,990,682

Preferred shares subject to liability conversion	-	784,010

Stockholders' deficit
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 13,750 and 16,435 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	14	16
Preferred stock Series C, $0.001 par value; 7,000 shares designated; 2,920 shares issued and outstanding as of March 31, 2010 and December 31, 2009	3	-
Common stock, $0.001 par value, 99,000,000 shares authorized; 27,225,624 and 24,290,279 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	27,226	24,290
Additional paid in capital	31,608,746	29,432,680
Deficit accumulated during development stage	(35,245,510)	(30,930,360)
Total stockholders' deficit	(3,609,521)	(1,473,374)

	$1,817,072	$2,301,318

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

			From September 7, 2004
	Three months ended March 31,		(date of inception) through
	2010	2009	March 31, 2010
Revenue	$49,041	$-	$49,041
Cost of sales	10,096	-	10,096
Gross profit	38,945	-	38,945

Operating expenses:
Selling, general and administrative	1,902,010	1,542,493	13,466,330
Depreciation	18,861	9,254	97,902
Research and development	888,074	792,872	7,221,178
Total operating expenses	2,808,945	2,344,619	20,785,411

Net loss from operations	(2,770,000)	(2,344,619)	(20,746,465)

Other income (expense)
Loss on change in fair value of warrant liability and reset derivative	(1,266,320)	-	(5,371,329)
Amortization of commitment fees	(240,125)	-	(410,281)
Other financing costs	(25,000)	-	(4,973,296)
Interest, net	(13,705)	14,891	(926,429)
Total other income (expense)	(1,545,150)	14,841	(11,681,335)

Net loss before income taxes	(4,315,150)	(2,329,728)	(32,427,800)

Provision for income taxes	-	-	-

Net loss	(4,315,150)	(2,329,728)	(32,427,800)

Preferred stock dividend	-	-	(4,356,048)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,315,150)	$(2,329,728)	$(36,783,848)

Net loss per share-basic and fully diluted	$(0.16)	$(0.10)

Weighted average number of shares-basic and fully diluted	26,329,878	23,126,483

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

											Deficit
											accumulated
	Preferred								Additional	Common	during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock
											stage
Balance, September 7, 2004	-	$-	-	$-	-	$-	-	$-	$-	$-	$-	$-
Adjustment of recapitalization
Common stock issued to founders at $0.001 per share in September 2004	-	-	-	-	-	-	3,176,642	3,177	-	-	-	3,177
Common stock issued for intellectual property at $0.001 per share in September 2004	-	-	-	-	-	-	260,152	260	-	-	-	260
Common stock issued in connection with options exercised at $0.001 per share in November 2004	-	-	-	-	-	-	300,000	300	-	-	-	300
Series A preferred stock issued to founders at $0.01 per share in September 2004	4,563,206	456	-	-	-	-	-	-	45,176	-	-	45,632
										-
Fair value of options issued in September 2004	-	-	-	-	-	-	-	-	263	-	-	263
Net loss	-	-	-	-	-	-	-	-	-	-	(172,343)	(172,343)
Balance, December 31, 2004	4,563,206	$456	-	$-	-	$-	3,736,794	$3,737	$45,439	$-	$(172,343)	$(122,711)

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

											Deficit
											accumulated
	Preferred								Additional	Common	during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	-	$-	-	$-	3,736,794	$3,737	$45,439	$-	$(172,343)	$(122,711)
Fair value of options issued in August 2005	-	-	-	-	-	-	-	-	44,558	-	-	44,558
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	-	-	-	-	-	-	232,502	-	-	232,502
Net loss	-	-	-	-	-	-	-	-	-	-	(604,739)	(604,739)
Balance, December 31, 2005	4,563,206	456	-	-	-	-	3,736,794	3,737	322,499	-	(777,082)	(450,390)
Common stock issued at $0.10 per share for services rendered in March 2006	-	-	-	-	-	-	278,375	278	27,560	-	-	27,838
Fair value of options issued in July 2006	-	-	-	-	-	-	-	-	60,082	-	-	60,082
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	-	-	1,572	-	-	1,572
Fair value of options issued in September 2006	-	-	-	-	-	-	-	-	9,729	-	-	9,729
Common stock issued at $0.10 per share for services rendered in October 2006	-	-	-	-	-	-	75,000	75	7,425	-		7,500
Fair value of options issued in October 2006	-	-	-	-	-	-	-	-	7,006	-	-	7,006
Net loss	-	-	-	-	-	-	-	-	-	-	(378,175)	(378,175)
Balance, December 31, 2006	4,563,206	$456	-	$-	-	$-	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

	Preferred								Additional	Common	Deficit accumulated during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	-	$-	-	$-	4,090,169	$4,090	$435,873	$-	$(1,155,257)	$(714,838)
Fair value of warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	-	-	4,141	-	-	4,141
Fair value of options for services rendered	-	-	-	-	-	-	-	-	201,424	-	-	201,424
Common stock subscription received in June 2007	-	-	-	-	-	-	-	-	-	84,000	-	84,000
Common stock issued in June 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	-	-	-	-	4,200,000	4,200	415,800	(84,000)	-	336,000
Common stock issued in connection with options exercised at $0.01 per share in June 2007	-	-	-	-	-	-	137,500	138	1,237	-	-	1,375
Common stock issued in connection with options exercised at $0.001 per share in July 2007	-	-	-	-	-	-	100,000	100	-	-	-	100
Common stock issued in connection with options exercised at $0.01 per share in July 2007	-	-	-	-	-	-	204,000	204	1,836	-	-	2,040
Common stock subscription received in September 2007	-	-	-	-	-	-	-	-	-	29,513	-	29,513
Common stock issued in September 2007 at $0.02 per share for services rendered issued at fair value of $0.10 per share	-	-	-	-	-	-	1,475,631	1,476	146,087	(29,513)	-	118,050
Common stock issued in connection with options exercised at $0.001 per share in October 2007	-	-	-	-	-	-	300,000	300	-	-	-	300
Common stock issued in connection with options exercised at $0.01 per share in December 2007	-	-	-	-	-	-	110,000	110	990	-	-	1,100
Subtotal	4,563,206	$456	-	$-	-	$-	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

	Preferred								Additional	Common	Deficit accumulated during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	4,563,206	$456	-	$-	-	$-	10,617,300	$10,618	$1,207,388	$-	$(1,155,257)	$63,205
Common stock issued in connection with options exercised at $0.02 per share in December 2007	-	-	-	-	-	-	50,000	50	950	-	-	1,000
Effect of merger with New Cardio, Inc. (Formerly Marine Park Holdings, Inc.) on December 27, 2007	-	-	-	-	-	-	1,554,985	1,555	(1,555)	-	-	-
Effective with the merger, the conversion of the preferred stock to common shares at December 27, 2007	(4,563,206)	(456)	-	-	-	-	4,563,206	4,563	(4,107)	-	-	-
Effective with the merger, the conversion of the Series A-2 preferred stock to common shares at December 27, 2007	-	-	-	-	-	-	2,592,000	2,592	256,608	-	-	259,200
Effective with the merger, the conversion of convertible debentures inclusive of interest to common shares at December 27, 2007	-	-	-	-	-	-	267,900	268	196,691	-	-	196,959
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	-	-	-	-	592,131	592	425,742	-	-	426,334
Fair value of warrants issued as compensation for financing	-	-	-	-	-	-	-	-	355,034	-	-	355,034
Fair value of warrants issued in conjunction with convertible debentures	-	-	-	-	-	-	-	-	598,693	-	-	598,693
Beneficial conversion feature of preferred stock	-	-	-	-	-	-	-	-	2,817,710	-	-	2,817,710
Dividend on preferred stock	-	-	-	-	-	-	-	-	-	-	(2,817,710)	(2,817,710)
Net loss	-	-	-	-	-	-	-	-	-	-	(3,185,141)	(3,185,141)
Balance, December 31, 2007	-	$-	-	$-	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

	Preferred								Additional	Common	Deficit accumulated during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	-	$-	-	$-	20,237,522	$20,238	$5,853,154	$-	$(7,158,108)	$(1,284,716)
Fair value of vested options for services rendered	-	-	-	-	-	-	-	-	2,260,570	-	-	2,260,570
Fair value of vested warrants for services rendered	-	-	-	-	-	-	-	-	481,855	-	-	481,855
Common stock issued in settlement of preferred stock dividends	-	-	-	-	-	-	273,245	273	621,396	-	-	621,669
Common stock issued in connection with options exercised at $0.01 per share in May 2008	-	-	-	-	-	-	25,000	25	225	-	-	250
Common stock issued in May 2008 at $3.50 in connection for services rendered	-	-	-	-	-	-	50,000	50	(50)	-	-	-
Common stock issued in connection with options exercised at $0.001 per share in June 2008	-	-	-	-	-	-	10,000	10	-	-	-	10
Common stock issued in connection with options exercised at $0.22 per share in June 2008	-	-	-	-	-	-	15,000	15	3,285	-	-	3,300
Common stock issued in June 2008 at $3.65 in connection for services rendered	-	-	-	-	-	-	5,000	5	18,245	-	-	18,250
Common stock issued in June 2008 at $3.30 in connection for services rendered	-	-	-	-	-	-	3,000	3	9,897	-	-	9,900
Subtotal	-	$-	-	$-	-	$-	20,618,767	$20,619	$9,248,577	$-	$(7,158,108)	$2,111,088

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

	Preferred								Additional	Common	Deficit accumulated during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	-	$-	-	$-	20,618,767	$20,619	$9,248,577	$-	$(7,158,108)	$2,111,088
Common stock issued in June 2008 at $3.25 in connection for services rendered	-	-	-	-	-	-	50,000	50	(50)	-	-	-
Common stock issued in July 2008 at $3.25 in connection with serviced rendered	-	-	-	-	-	-	3,000	3	9,747	-	-	9,750
Common stock issued in connection with options exercised at $0.01 per share in July 2008	-	-	-	-	-	-	31,000	31	279	-	-	310
Common stock issued in connection with options exercised at $0.01 per share in August 2008	-	-	-	-	-	-	72,021	72	648	-	-	720
Common stock issued in connection with options exercised at $0.22 per share in August 2008	-	-	-	-	-	-	8,333	8	1,825	-	-	1,833
Common stock issued in connection with conversion of preferred stock in August 2008	-	-	-	-	-	-	25,000	25	6,012	-	-	6,037
Common stock issued in connection with conversion of preferred stock in September 2008	-	-	-	-	-	-	241,119	241	57,989	-	-	58,230
Common stock issued in connection with exercise of warrants	-	-	-	-	-	-	898,504	899	(899)	-	-	-
Subtotal	-	$-	-	$-	-	$-	21,947,744	$21,948	$9,324,128	$-	$(7,158,108)	$2,187,968

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

	Preferred								Additional	Common	Deficit accumulated during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	-	$-	-	$-	21,947,744	$21,948	$9,324,128	$-	$(7,158,108)	$2,187,968
Common stock issued in connection with options exercised at $0.01 per share in October 2008	-	-	-	-	-	-	12,917	13	116	-	-	129
Common stock issued in October 2008 at $1.85 per share for services rendered	-	-	-	-	-	-	10,000	10	18,490	-	-	18,500
Common stock issued in connection with options exercised at $0.01 per share in November 2008	-	-	-	-	-	-	23,750	24	213	-	-	237
Common stock issued in connection with options exercised at $0.02 per share in November 2008	-	-	-	-	-	-	7,500	7	143	-	-	150
Common stock issued in November 2008 in connection with conversion of redeemable preferred stock	-	-	-	-	-	-	333,684	334	80,250	-	-	80,584
Preferred Series B stock issued in exchange redeemable Series A preferred stock	-	-	9,665	10	-	-	-	-	3,490,676	-	-	3,490,686
Preferred Series B stock issued in settlement of Series A preferred stock dividend	-	-	134	-	-	-	-	-	127,816	-	-	127,816
Exercise of warrants subject to redemption in exchange for Series B preferred stock	-	-	2,267	2	-	-	-	-	2,925,743	-	-	2,925,745
Warrants exchanged for Series B preferred stock	-	-	4,369	4	-	-	-	-	2,074,452	-	-	2,074,456
Modification of terms of warrants subject to redemption to equity instrument	-	-	-	-	-	-	-	-	6,815,112	-	-	6,815,112
Amortization of deferred compensation	-	-	-	-	-	-	-	-	337,500	-	-	337,500
Dividend on preferred stock	-	-	-	-	-	-	-	-	(754,328)	-	-	(754,328)
Net loss	-	-	-	-	-	-	-	-	-	-	(14,181,639)	(14,181,639)
Balance, December 31, 2008	-	$-	16,435	$16	-	$-	22,335,595	$22,336	$24,440,311	$-	$(21,339,747)	$3,122,916

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

	Preferred								Additional	Common	Deficit accumulated during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	16,435	$16	-	$-	22,335,595	$22,336	$24,440,311	$-	$(21,339,747)	$3,122,916
Dividend on preferred stock	-	-	-	-	-	-	3,973	4	4,839	-	-	4,843
Fair value of vested options issued for services rendered	-	-	-	-	-	-	-	-	3,885,337	-	-	3,885,337
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	-	-	271,563	-	-	271,563
Common stock issued in January 2009 at $1.60 per share for services rendered	-	-	-	-	-	-	2,500	2	3,998	-	-	4,000
Common Stock issued in connection with options exercised at $0.01 per share in February 2009	-	-	-	-	-	-	69,792	70	628	-	-	698
Exercise of warrants on a cashless basis	-	-	-	-	-	-	1,395,000	1,395	(1,395)	-	-	-
Common Stock issued in connection with options exercised at $0.01 per share in March 2009	-	-	-	-	-	-	26,250	26	236	-	-	262
Common stock issued in connection with options exercised at $0.02 per share in March 2009	-	-	-	-	-	-	9,174	9	175	-	-	184
Common stock issued in connection with options exercised at $0.22 per share in March 2009	-	-	-	-	-	-	12,495	13	2,736	-	-	2,749
Subtotal	-	$-	16,435	$16	-	$-	23,854,779	$23,855	$28,608,428	$-	$(21,339,747)	$7,292,552

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

	Preferred								Additional	Common	Deficit accumulated during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	16,435	$16	-	$-	23,854,779	$23,855	$28,608,428	$-	$(21,339,747)	$7,292,552
Common stock issued in connection with options exercised at $0.02 per share in April 2009	-	-	-	-	-	-	25,000	25	475	-	-	500
Exercise of warrants on a cashless basis	-	-	-	-	-	-	120,000	120	(120)	-	-	-
Common stock issued in connection with options exercised at $0.22 per share in June 2009	-	-	-	-	-	-	13,000	13	2,847	-	-	2,860
Fair value of vested restricted stock units issued for services rendered	-	-	-	-	-	-	-	-	422,231	-	-	422,231
Change in fair value of repriced vested options	-	-	-	-	-	-	-	-	6,677	-	-	6,677
Fair value of warrants issued in connection with financing costs	-	-	-	-	-	-	-	-	978,954	-	-	978,954
Amortization of discount relating to Series C preferred stock	-	-	-	-	-	-	-	-	(784,010)	-	-	(784,010)
Common stock issued in connection with options exercised at $0.01 per share in August 2009	-	-	-	-	-	-	7,500	7	68	-	-	75
Common stock issued in connection with options exercised at $0.22 per share in October 2009	-	-	-	-	-	-	5,000	5	1,095	-	-	1,100
Common stock issued in November 2009 at $0.73 per share for services rendered	-	-	-	-	-	-	150,000	150	109,350	-	-	109,500
Common stock issued in November 2009 at $0.70 per share for services rendered	-	-	-	-	-	-	25,000	25	17,475	-	-	17,500
Common stock issued in December 2009 at $0.77 per share for services rendered	-	-	-	-	-	-	90,000	90	69,210	-	-	69,300
Net loss	-	-	-	-	-	-	-	-	-	-	(9,590,613)	(9,590,613)
Balance, December 31, 2009	-	$-	16,435	$16	-	$-	24,290,279	$24,290	$29,432,680	$-	$(30,930,360)	$(1,473,374)

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From September 7, 2004 (date of inception) through March 31, 2010
(unaudited)

	Preferred								Additional	Common	Deficit accumulated during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	16,435	$16	-	$-	24,290,279	$24,290	$29,432,680	$-	$(30,930,360)	$(1,473,374)
Common stock issued in January 2010 at $0.72 per share for services rendered	-	-	-	-	-	-	145,000	145	104,255	-	-	104,400
Common stock issued in January 2010 for conversion of Series B preferred stock	-	-	(2,185)	(1)	-	-	2,185,000	2,185	(2,184)	-	-	-
Exercise of warrants on a cashless basis	-	-	-	-	-	-	90,000	90	(90)	-	-	-
Common stock issued in connection with options exercised at $0.22 per share in March 2010	-	-	-	-	-	-	2,000	2	438	-	-	440
Common stock issued in connection with options exercised at $0.01 per share in March 2010	-	-	-	-	-	-	6,250	7	56	-	-	63
Common stock issued in connection with options exercised at $0.02 per share in March 2010	-	-	-	-	-	-	7,095	7	135	-	-	142
Common stock issued in March 2010 for conversion of Series B preferred stock	-	-	(500)	(1)	-	-	500,000	500	(499)	-	-	-
Fair value of vested options issued for services rendered	-	-	-	-	-	-	-	-	861,025	-	-	861,025
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	-	-	21,620	-	-	21,620
Fair value of vested restricted stock units issued in April 2009 for services rendered	-	-	-	-	-	-	-	-	162,225	-	-	162,225
Fair value of restricted stock units issued in February 2010 for services rendered	-	-	-	-	-	-	-	-	153,932	-	-	153,932
Fair value of warrants issued for services rendered	-	-	-	-	-	-	-	-	91,146	-	-	91,146
Reclassification of Series C preferred stock as equity instrument	-	-	-	-	2,920	3	-	-	784,007	-	-	784,010
Net loss	-	-	-	-	-	-	-	-	-	-	(4,315,150)	(4,315,150)
Balance, March 31, 2010	-	$-	13,750	$14	2,920	$3	27,225,624	$27,226	$31,608,746	$-	$(35,245,510)	$(3,609,521)

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
			From September 7, 2004
	Three months ended March 31,		(date of inception) through
	2010	2009	March 31, 2010
Cash flows from operating activities:
Net loss for the period	$(4,315,150)	$(2,329,728)	$(32,427,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18,861	9,254	97,902
Amortization of commitment fees	240,125	-	619,109
Amortization of deferred compensation	-	-	337,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	72,045	4,000	818,133
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Series B-Preferred stock issued in connection with conversion of Series A-Preferred stock	-	-	1,551,044
Notes payable issued in conjunction with services rendered	-	-	10,316
Options converted for services rendered	-	-	3,300
Fair value of options issued for services rendered	861,025	854,973	7,329,994
Fair value of warrants issued as compensation for services	112,766	103,101	866,184
Fair value of restricted stock units issued for services rendered	316,157	-	738,388
Change in fair value of re-priced vested options	-	-	6,677
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	-	-	5,012,875
Change in fair value of warrants liability and reset derivative in connection with Series C redeemable preferred stock	1,266,320	-	358,453
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	-	5,713
(Increase) decrease in:
Accounts receivable	(31,453)		(31,453)
Prepaid expenses	(82,352)	(57,250)	(219,223)
Deposits	-	-	(22,600)
Decrease in:
Accounts payable and accrued liabilities	3,425	(172,447)	347,036
Net cash used in operating activities	(1,538,231)	(1,588,097)	(13,111,734)

Cash flows from investing activities:
Purchase of property plant and equipment	(3,884)	(41,895)	(281,880)
Increase of short term investment	(36)	(13,094)	(25,046)
Net cash used in investing activities	(3,920)	(54,989)	(306,926)

Cash flows from financing activities:
Payments on notes payable	-	(10,316)	(10,316)
Proceeds from line of credit	500,001	-	500,001
Proceeds from exercise of common stock options	645	3,893	18,928
Proceeds from exercise of warrants		-	2,799,745
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-	-	7,342,500
Proceeds from sale of Series C preferred stock	-	-	2,742,212
Proceeds from sale of common stock	-	-	113,513
Proceeds from convertible debt, net	-	-	177,500
Net cash provided by (used in) financing activities	500,646	(6,423)	13,763,162

Net (decrease) increase in cash and cash equivalents	(1,041,505)	(1,649,509)	344,502
Cash and cash equivalents at beginning of the period	1,386,007	2,324,793	-

Cash and cash equivalents at end of the period	$344,502	$675,284	$344,502

Supplemental disclosures of cash flow information:
Interest paid	$1,117	$-	$2,234

Non cash financial activities:
Fair value of warrants issued with redeemable preferred stock	$1,647,771	$-	$4,802,973
Fair value of warrants issued as compensation for financing	$666,164	$-	$2,000,153
Beneficial conversion feature of redeemable preferred stock	$-	$-	$5,491,826
Preferred stock dividend-non cash	$-	$-	$4,356,048

The accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009  financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, including NewCardio Technologies, Inc., its wholly-owned subsidiary (“NewCardio Technologies”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") with its efforts principally devoted to developing cardiac diagnostics tools and equipment in the United States and Europe. To date, the Company, has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2010, the Company has accumulated losses of $36,783,848 attributable to common stockholders.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

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

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of March 31, 2010, the Company had $344,502 in cash.

Commitment Fees

The Company amortizes commitment fees paid in connection with establishment of a credit facility are ratably over the term of the credit facility commitment. (See note 4)

Fair Values

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

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2010, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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

At March 31, 2010, the significant components of the deferred tax assets (liabilities) are summarized below:

Net operating loss carry forwards expiring in 2029	$12,000,000

Tax Asset	4,200,000
Less valuation allowance	(4,200,000)

Balance	$—

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The $12,000,000 is based on the 2008 tax return and an estimate for 2009 and 2010 as summarized below:

Net operating loss carry forwards 2007 and prior	$2,840,000
Net operating loss carry forwards 2008	4,533,000
Net operating loss carry forwards 2009 and first quarter of 2010 (estimate)	4,627,000
Balance	$12,000,000

The primary components of the differences between the book losses to date of $36.8 million and the tax NOL of $12.0 million are timing differences which primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs and certain accruals.

Such carry forwards may be used to reduce consolidated taxable income, if any, in future years subject to limitations of Section 382 of the Internal Revenue Code, as amended.  Utilization of net operating loss carry forwards may be limited due to the ownership changes.

Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation. Fully diluted shares outstanding were 58,521,303 and 43,061,008 for the three months ended March 31, 2010 and 2009, respectively.

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

As more fully described in Note 8 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.   The Company granted non-qualified stock options to purchase 450,000 and 70,000 shares of common stock during the three month periods ended March 31, 2010 and 2009, respectively, to employees and directors of the Company under the 2009 Equity Compensation Plan and the 2004 Equity Incentive Plan as well as 116,614 restricted stock units during the three months ended March 31, 2010 under the 2009 Equity Compensation Plan.

As of March 31, 2010, there were outstanding employee stock options to purchase 7,075,000 shares of common stock, 3,896,737 shares of which were vested.

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
MARCH 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $888,074, $792,872 and $7,221,178 for the three months ended March 31, 2010 and 2009 and from September 7, 2004 (date of inception) through March 31, 2010, respectively.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated condensed balance sheets for accounts receivables, accounts payable and accrued expenses and put liability approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying condensed consolidated balance sheets for line of credit approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Cash, short term investment, warrants and reset derivatives are recorded at fair value on a recurring basis. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Recent accounting pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management, does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during three months ended March 31, 2010, the Company incurred net losses attributable to common shareholders of $4,315,150, incurred net losses attributable to common shareholders of $36,783,848 from its inception on September 7, 2004 through March 31, 2010 and used $13,111,734 in cash for operating activities from its inception through March 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2 – GOING CONCERN MATTERS (continued)

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

NOTE 3 – PUT LIABILITY

In connection with the exercise of J warrants in December 2008, the Company has agreed to re-acquire 1,896 shares of Series B Preferred Stock (Put Option) for a sum of $744,280, net of unpaid transaction costs of $56,000, allowing the Company to reacquire these shares for a net value of approximately $0.39 per share. This Put is at the holder’s option for 30 days after June 30, 2010.  If the holder does not exercise the Put Option by July 30, 2010, or if the Company completes financings totaling $5 million or more by June 30, 2010 (which is an additional $2.1 million as of March 31, 2010), the option expires.

NOTE 4 – CREDIT FACILITY

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 4 – CREDIT FACILITY (continued)

In March 31, 2010, the Company borrowed $500,001 from the credit line.  As described above, the Company issued 500,001 draw down warrants with an exercise price of $1.45 per share for five years.  The fair value of the warrants were determined using the Black Scholes Option Pricing Model, is amortized ratably to operations over the life of the borrowing.  Assumptions for the fair value determination were as follows: Dividend yield: 0%; Volatility: 136.30%; Expected life: 5 years; Risk free rate: 2.39%. During the three months ended March 31, 2010, the “Prepaid commitment fees” increased to $982,915, net of $240,124 amortized as of March 31, 2010.

NOTE 5 - WARRANT LIABILITY

In connection with issuance of Series C Preferred Stock in September 2009

As described in Note 7, the Company issued warrants in conjunction with the sale of Series C preferred stock.  These warrants contain certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The Company estimated the fair value at date of issue of the warrants issued in connection with the issuance of the Series C preferred stock to be $2,052,181 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.41%, expected volatility of 131.04%, and expected warrant life of two years. Since the warrants have reset provisions for the first year, pursuant to ASC 815-40, the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability in the amount of $2,052,181 and a reduction in value of the Series C preferred stock and charge to current period operations. Until conversion and expiration of the reset provisions of the warrants, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

In connection with the credit facility borrowing

As described in Note 4, the Company issued warrants in conjunction with the drawn down of the credit facility.  These warrants contain certain reset provisions. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The fair values of all above described warrants of $2,386,380 at March 31, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	129.97%
Risk free rate:	0.41% to 2.55%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

The initial fair value of the warrants and derivative liability (see note 6 below) resulted in a current period non-cash, non-operating charge to operations of $641,924.  At March 31, 2010, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in non-cash, non-operating loss of $1,266,320 for the three month period ended March 31, 2010.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 6 – RESET DERIVATIVE LIABILITY

As described in Note 7, the Series C preferred stock contains certain reset provisions during the first anniversary of date of the issuance and therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision was $1,647,771 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.39%, expected volatility of 131.04%, and expected life of one year. Pursuant to ASC 815-40, the Company recorded the fair value of the reset provision as a reset derivative liability. The net value of the reset provision at the date of issuance was recorded as a reset derivative liability in the amount of $1,647,771 and a reduction in value of the Series C preferred stock and charge to current period operations. Until expiration of the reset provisions of the Series C preferred stock, changes in fair value were recorded as non-cash, non-operating income or expense at each reporting date.

The fair value of the reset provision of $1,312,355 at March 31, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	129.97%
Risk free rate:	0.24%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets in remote and has classified the obligation as a long term liability.

NOTE 7 – STOCKHOLDERS EQUITY

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
MARCH 31, 2010

 NOTE 7 – STOCKHOLDERS EQUITY (continued)

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
4.	An aggregate of 6,636 shares of Series B preferred stock in exchange for the exercise of Series J and JA warrants

Refer to Note 3 above regarding put liability relating to certain issuance of series B 0% convertible non-voting preferred stock.

During the three months ended March 31, 2010, 2,685 shares of Series B Preferred stock was converted into 2,685,000 shares of the Company’s common stock.

 Series C Preferred stock

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
MARCH 31, 2010

 NOTE 7 – STOCKHOLDERS EQUITY (continued)

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

Series C convertible preferred stock contains certain reset and possible redemption provisions which require it to be classified as a liability in the balance sheet and is stated at redemption value net of discounts at the date of issuance.

In accordance with ASC 815-40, the Company was required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

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

In March 2010, the redemption feature described above expired; therefore the Series C preferred stock was reclassified to the equity section for balance sheet presentation.

Common Stock

The Company is authorized to issue 99,000,000 shares of common stock, par value $0.001 per share.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

 NOTE 7 – STOCKHOLDERS EQUITY (continued)

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

In May and June 2008, the Company issued 100,000 shares of common stock as deferred compensation at $3.38 per share.

In July 2008, the Company issued an aggregate of 64,903 shares of common stock as a dividend due to holders of the Series A shares in the amount of $205,000.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

 NOTE 7 – STOCKHOLDERS EQUITY (continued)

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

In January 2010, the Company issued an aggregate of 115,000 shares of common stock for services rendered at $0.72 per share.  The valuations of common stock issued for services were based on the value of the services rendered, which did not differ materially from the fair value of the common stock during the period the services were rendered.

As of March 31, 2010 and December 31, 2009, there were 27,225,624 and 24,290,279 shares of common stock issued and outstanding, respectively.

NOTE 8 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2010:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.01	750,000	4.33	$0.01	750,000	$0.01
0.10	867,320	0.22	0.10	867,320	0.10
0.50	25,000	1.40	0.50	25,000	0.50
0.95	120,842	2.76	0.95	120,842	0.95
0.96	203,385	2.25	0.96	203,385	0.96
1.00	171,000	4.45	1.00	171,000	1.00
1.14	5,178,948	2.76	1.14	5,178,948	1.14
1.15	162,709	2.25	1.15	162,709	1.15
1.20	2,920,000	4.45	1.20	2,920,000	1.20
1.45	500,001	4.94	1.45	500,001	1.45
1.50	250,000	3.78	1.50	250,000	1.50
2.00	300,000	1.17	2.00	300,000	2.00
4.00	300,000	1.17	4.00	300,000	4.00
Total	11,749,205	2.98		11,749,205

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

  Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008	8,882,884	$0.95
Issued	3,991,000	0.96
Exercised	(1,626,801)	0.10
Canceled or expired	-	-
Outstanding at December 31, 2009	11,247,083	1.08
Issued	600,001	1.38
Exercised	(97,879)	0.10
Canceled or expired	-	-
Outstanding at March 31, 2010	11,749,205	$1.10

 In January 2010, warrants totally 100,000 were issued in connection with services rendered.  The warrants are exercisable for four years from the date of issuance at an exercise price of $1.00 per share.  The fair value of the warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 137.67% to 139.96% and risk free rate from 1.41% to 2.64%.

On March 10, 2010, 500,001 warrants were issued in connection with borrowing from the credit facility. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.45 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 136.30% and risk free rate from 2.39%.  As described in Note 5 above, these warrants contain certain reset provisions for the first year which require the Company to classify the market value of the warrants outside of equity.

During the three month period ended March 31, 2010, warrant holders exercised 97,879 warrants on a cashless basis in exchange for 90,000 shares of the Company’s common stock.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

Non-Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	130,396	4.49	$0.01	125,599	$0.01
0.02	171,231	6.01	0.02	143,231	0.02
0.22	819,172	7.86	0.22	781,672	0.22
0.80	434,000	8.37	0.80	171,336	0.80
1.16	25,000	8.33	1.16	3,646	1.16
2.00	400,000	8.70	2.00	-	2.00
2.25	150,000	7.93	2.25	75,000	2.25
Total	2,129,799	7.68		1,300,484

 Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	1,408,355	$1.44
Granted	165,000	0.85
Exercised	(168,211)	(0.05)
Canceled or expired	-	-
Outstanding at December 31, 2009:	1,405,144	1.10
Granted	-
Employment status change	740,000	0.22
Exercised	(15,345)	(0.02)
Canceled or expired	-	-
Outstanding at March 31, 2010:	2,129,803	$0.80

The fair value of all non-employee options vesting during the three months ended March 31, 2010 and 2009 of $60,933 and $45,791 respectively was charged to current period operations.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	3.79	$0.001	100,000	$0.001
0.01	300,000	6.28	0.01	279,167	0.01
0.02	880,000	6.94	0.02	880,000	0.02
0.22	1,000,000	7.65	0.22	777,775	0.22
0.78	40,000	9.63	0.78	-	0.78
0.80	4,305,000	8.32	0.80	1,850.418	0.80
1.32	450,000	9.90	1.32	9,377	1.32
Total	7,075,000	7.85		3,896,737

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	7,105,000	$1.81
Granted	510,000	0.85
Exercised	-	-
Canceled or expired	(250,000)	(0.90)
Outstanding at December 31, 2009:	7,365,000	0.53
Granted	450,000	1.32
Employment status change	(740,000)	(0.22)
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2010:	7,075,000	$0.61

During the three month period ended March 31, 2010, the Company granted 450,000 stock options with an exercise price of $1.32 expiring ten years from issuance. The fair values were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0- %
Volatility	137.67%
Risk free rate:	3.69%

The fair value of all employee options vesting in the three month period ended March 31, 2010 and 2009 of $800,092 and $809,182, respectively, was charged to current period operations.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

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

Transactions involving employee restricted stock units are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	-	$-
Granted	1,470,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009:	1,470,000	0.80
Granted	116,614	1.32
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2010:	1,586,614	$0.84

As of March 31, 2010, there was $637,000 of total unrecognized compensation cost related to non vested restricted stock units granted to employees under the 2009 Equity Compensation Plan, which is expected to be recognized ratably over a weighted-average period of 2 years.

During the three month period ended March 31, 2010, the Company granted 116,614 restricted stock units to employees under the 2009 Equity Compensation Plan.  The restricted stock units vested immediately and were charged to current period operations

The fair value of all employees RSU vesting during the three month period ended March 31, 2010 of $300,932 was charged to current period operations.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

Non employees

Transactions involving non employee restricted stock units are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	-	$-
Granted	105,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009:	105,000	0.80
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2010:	105,000	$0.80

As of March 31, 2010, there was $65,975 of total unrecognized compensation cost related to non vested restricted stock units granted under the 2009 Stock Plan granted to non employees based on the fair value of the Company’s common stock at reporting date.  The fair value is expected to be recognized based on the fair value of the Company’s common stock over a weighted-average period of 2 years.

The fair value of all non employees RSU vesting during the three month period ended March 31, 2010 of $15,225 was charged to current period operations.

 NOTE 9 — FAIR VALUE

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
MARCH 31, 2010

NOTE 9 — FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Warrant liability	(2,386,380)	-	-	(2,386,380)
Reset derivative	(1,312,355)	-	-	(1,312,355)
Total	$(3,698,735)	$-	$-	$(3,698,735)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series C stock and the fair value of issued warrants with reset provisions.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 9 — FAIR VALUE (continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2010 (in thousands):

Three Months Ended March 31, 2010
	Warrant Liability	Reset Derivative
Balance, December 31, 2009	$1,078,292	$687,958
Total (gains) losses
Warrants issued with Credit Facility Draw	666,164	-
Mark-to-market at March 31, 2010:
- Series C Preferred Stock Reset Derivative		624,397
- Warrants issued with Series C Preferred Stock	818,591
- Warrants issued with Credit Facility Draw	(176,667)
Transfers in and/or out of Level 3	—	—

Balance, March 31, 2010	$2,386,380	$1,312,355

Total losses for the period included in earnings relating to the liabilities held at March 31, 2010	$1,308,088	$624,397

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 11, 2010, a date that the financial statements were issued.

In May 2010, the Company issued 30,000 shares in connection with the exercise of 32,609 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In May 2010, the Company filed a registration statement on Form S-1, to register an offering of units, consisting of our common stock and warrants to purchase our common stock, in an amount of $12.3 million, which, if fully subscribed, is expected to net approximately $11 million in proceeds. Pricing was not set.

In May 2010, the Company filed an amendment to its Credit Facility Securities Purchase Agreement, or SPA, dated as of July 31, 2009, as amended, cancelling the investor’s rights to have the price or number of warrants available on both outstanding or subsequently issued warrants under this SPA adjusted due to an equity financing, as defined, at a price less than the warrant exercise price. This amendment is effective at such time the Company’s common stock is approved for listing on the NASDAQ or NYSE AMEX exchange (and trading having commenced thereon.).  The Company also agreed to lower the price of the outstanding warrants under this SPA to the price of an effective Form S-1 offering with the closing thereof, for any such outstanding warrants with an exercise price in excess of the price per share for the common stock issued in conjunction with the offering.

In May 2010, we received a $500,000 advance under the Credit Facility (see Note 4) and issued warrants for the purchase of 500,001 shares of common stock at an exercise price per share of $1.24.

In April 2010, the Company received a $500,000 advance under the Credit Facility (see Note 4) and issued Draw-down warrants for the purchase of 500,001 shares of common stock at an exercise price per share of $1.20. At this time the March 2010 Draw-down warrants exercise price was reduced to the price of this issuance.

In April 2010, the Company issued 30,000 shares in connection with the exercise of 32,885 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In April 2010, in conjunction with the exercise of 1,000 shares of Series B Preferred Stock, the Company issued 1,000,000 shares of its common stock. At the end of April 2010, the Company received a notice to convert an additional 300 shares of its Series B Preferred Stock. The conversion of these 300 shares (for which 300,000 shares of the Company’s common stock was issued) effectively terminates the Company’s outstanding put liability (See Note 3) as the holder of the put option no longer has sufficient shares to exercise that option.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 10 – SUBSEQUENT EVENTS (continued)

The 2009 Equity Compensation Plan approved by the Board of Directors on April 15, 2009 reserved 8.0 million shares of the Corporation’s common stock for the Plan, plus a number of shares annually as of April 15th of each year as shall equal ten (10%) percent of the issued and outstanding common stock, on a fully diluted basis. At this time, the total reserve is 12.6 million shares of which 10.3 million are available for grant. Effective with the filing of the Form S-1 in May 2010, the Board amended this provision to limit the reserve each April 15th to 10% of the then outstanding stock on a fully diluted basis (including warrants, options, RSUs, and Convertible Securities) but not less than 1 million over last year’s reserve.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.   Until we are able to generate sufficient liquidity from operations, if we are not able to raise sufficient additional capital, it could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Overview

Significant highlights for the first quarter of 2010 were as follows:

 Overview

Our activity and spending continued at levels similar to the first quarter of 2009. For the first quarter of 2010, our net cash used in operating activities was $1.54 million compared to $1.59 million in 2009. Headcount remains unchanged. Although we continue for the interim as a ‘development stage company’, we have entered into master service agreements with customers who will be using our initial product, QTinno™ and in the first quarter of 2010 generated $49,000 in revenues from the sale of  implementation kits and professional services related to QTinno. We continue to fund our operations from the proceeds of our equity financings from December 2007 through September 2009; and, additionally, as of the end of the quarter we had access to $2.5 million of funds remaining under a $3 million credit facility, which is available through August 2010. See further discussions in the liquidity section below.

With the official launch of the initial release of QTinno in August 2009, our automated cardiac safety solution, we have expanded our customer interactions, focusing on all Clinical Research Organizations, or CROs, ECG Core Labs, Clinical Pharmacology Units, or CPUs, and Pharmaceutical Companies, or Pharma, in order to effectively sell the solution in the marketplace by facilitating/expediting the evaluation for use in their early Phase QT/TQT studies. The interactions have been focused on introducing our solution to two distinct audiences.  The first includes organizations that would be our direct customers, such as the CROs, ECG Core Labs and CPUs that will be utilizing QTinno to deliver the automatic cardiac safety analysis in their early phase QT/TQT studies they are conducting for their Pharma sponsor customers.  The second includes indirect customers, primarily Pharma Sponsors, who will be looking to adopt the automated cardiac safety methodology for their Phase 1 QT/TQT studies through our direct customers. The result has been high level of awareness and interest in QTinno by both groups of customers, , which  has resulted in several new and potential master service agreements (MSAs) and expanded visibility into a growing pipeline of revenue generating study opportunities.   In addition, we have  increased our involvement at key  industry trade conferences which we believe has clearly identified us, and QTinno, based on the advanced 3-D technology, to be one of the primary thought leaders in the transition from the current manual and semi-automated methodologies to a more accurate, timely and cost effective automated methodology.  This awareness, as well as the positive signs that the early phase market is returning to the pre-recession level of activity,   has resulted in a growing number of requests for QTinno presentations, which lead us to be optimistic about our potential to capture growing market share in 2010.

We have completed all of the key tasks in our commercialization plan and released QTinno (Release 1.0), thereby achieving organizational readiness to support our customers in the implementation and utilization of QTinno in their early phase QT/TQT studies. We continue to work closely with our current customers in support of their sales efforts by providing presentation and proposal support as the interest in replacing the current methodologies continues to grow.  In addition, our ability to provide implementation assistance, though our extensive ECG core lab experience and implementation kits, has enabled us to accelerate our customer’s organizational readiness in being fully prepared for delivering quality cardiac safety studies, through QTinno, the first of  which are planned to start in the second quarter of 2010.

Research and Development

QTinno

QTinno has been clinically validated at this time with both internal and external studies. Results showed that QTinno’s automated determination and the current “gold standard” high quality manual measurement were virtually identical (less than 1 millisecond difference), and individual measurements showed a high degree of precision (standard deviation of well under 10 milliseconds between the two approaches).

As a software product, we will continue to release new enhancements and new versions of QTinno.  We plan for at least two such releases during 2010, including the ability to process 24 hours of Holter data used in a complete TQT study, as well as providing automated ECG extractions and advanced project management/data management functionality to support the seamless integration of QTinno into our clinical trial service providers’ operational workflow.

Additionally, we were invited by and met with FDA-IRT (interdisciplinary review team) in January. Here we presented our data on additional (complementary to QT/QTc) bio-markers for early cardiac safety assessment of investigational drugs. We believe there are additional bio-markers that are identifiable with our 3-D platform technology which may provide additional advances to cardiac safety evaluation in the future. We believe that the feedback from the FDA was positive, including a willingness to help secure appropriate data sets to advance this research.

CardioBip and Cardio3KG

We believe there is emerging opportunity in remote patient monitoring, especially using a wireless device that will provide information equivalent to a full 12-lead ECG machine. We have had 40 such prototype CardioBip units operating in Belgrade, Serbia, collecting 3-D ECG data and wirelessly transmitting them to a 24-hour on-call cardiology center for review. More than 2,500 successful ECG data transmissions from more than 70 patients have been completed to-date. We completed two successful pilot studies – one focused on patients with coronary artery disease; the other in regards to monitoring atrial fibrillation trends prior to and post cardioversion treatment.

We are also working on the second generation version of the product, a Bluetooth-enabled version, with plans to demonstrate the system at one of our primary trade shows in May 2010, the HRS or Heart Rhythm Society Conference.  At the same conference, results from the atrial fibrillation pilot study will be discussed during an oral presentation, part of the Scientific Sessions.  Pending sufficient funding, we expect to complete formal product development of this version and then file for 510(k) premarket notification in 2011.  We expect that this will be our second product to come to market.

In addition this quarter we received notice of allowance for a U.S. patent, titled “Apparatus and method for cordless recording and telecommunication transmission of three special ECG leads and their processing,” from the U.S. Patent and Trademark Office.  This represents the core patent for CardioBip and, in conjunction with the two pilot studies, is expected to position us in the remote cardiac monitoring market.

We continue to file additional patent applications on a regular basis. This quarter we also received a notice of allowance of a core patent covering our third product, Cardio3KG. When issued, this will be our second U.S. patent covering broad aspects of our 3-D ECG platform technology and, particularly, specifics of Cardio3KG, the first solution targeted to take full advantage of this intellectual property.

Cardio3KG is a software product whose first deployment is expected to be in the emergency room. We continue to study Cardio3KG internally by evaluating its performance in ECGs from patients undergoing evaluation for acute chest pain and presenting at the emergency room. We are initially focusing directly on the algorithmic work and the potential of the product for significantly improving the diagnosis of a heart attack (MI). We recently acquired two new ECG databases with data from emergency room all comers. These new internal databases are being used to confirm the degree of increased performance of Cardio3KG with respect to that of expert human readers. Our goal is to create a software product that will offer improvements in accuracy compared to the results of traditional ECGs that do not use our 3-D platform technology. We believe our primary advantage using the 3-D platform algorithm comes from our ability to analyze results occurring on the side and back of the heart. Current plans are to continue the research and development with the objective to conduct the necessary clinical trials and file for 510(k) premarket notification in 2011.

Comparison of Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009

Selected results of operations for the three months ended March 31, 2010 and March 31, 2009 were as follows:

Financial Condition and Results of Operations

	Three months ended March 31,
	2010	2009
Revenue	$49,041	$-
Cost of sales	10,096	-
Gross profit	38,945	-

Operating expenses:
Selling, general and administrative	1,902,010	1,542,493
Depreciation	18,861	9,254
Research and development	888,074	792,872
Total operating expenses	2,808,945	2,344,619

Net loss from operations	(2,770,000)	(2,344,619)

Other income (expense)
Loss on change in fair value of warrant liability and reset derivative	(1,266,320)	-
Other financing costs (including Amortization of commitment fees)	(265,125)	-
Interest, net	(13,705)	14,891

Net loss before income taxes	(4,315,150)	(2,329,728)

Provision for income taxes	-	-

Net loss attributable to common shareholders	$(4,315,150)	$(2,329,728)

Quarter ended March 31, 2010 and 2009

Selected results of operations for the three months ended March 31, 2010 and March 31, 2009 were as follows:

Revenues were $49,000 in the quarter ended March 31, 2010 and represented initial sales of software kits and related professional services to one of our customers who also signed a Master Services Agreement for the deployment of QTinno. We expect that QTinno will enable our customer to become a turnkey provider of QTTQT studies to their customers. QTinno would be used in the cardiac safety component of the study. Cost of goods was $10,000 and we had a gross profit of $39,000 for a gross margin of approximately 80%. This was our first revenues and as a result there are no comparable numbers in 2009.

Selling, general and administrative expenses grew 23% to $1,902,000 for the quarter ended March 31, 2010, an increase of $360,000 from $1,542,000 in 2009.  The increase is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation totaled $795,000 in the quarter ended March 31, 2010, up $134,000 from $661,000 a year ago. The balance of the spending is primarily for human resources, both employees and consultants, and related travel expenses. General and administrative expense spending were approximately $627,000 in the quarter ended March 31, 2010, and increase of approximately $138,000 from $489,000 in 2009 and due primarily to an increase in our investor relations programs. Selling expenses in the quarter ended March 31, 2010 were approximately $480,000 compared to $392,000 in the quarter ended March 31, 2009 as the commercialization efforts increased approximately $88,000.  We continue to work with customers and prospects regarding adoption of QTinno by these organizations in support of their customers, primarily Pharma companies, during the drug development process.

Research and development expenses grew 12% to $888,000 for the quarter ended March 31, 2010, an increase of $95,000 from $793,000 in 2009.  Stock based compensation totaled $421,000 in the quarter ended March 31, 2010, up $120,000 from $301,000 a year ago. Spending remained steady between years. In the quarter ended March 31, 2010 it was approximately $467,000 compared to $491,000 in the quarter ended March 31, 2009. Staffing is unchanged and the level of consulting was also steady between years.  However, the focus changed. This year we have our first version of QTinno (1.0) that is released. As a software developer, we plan to continue to offer updates and upgrades. Current plans include processing 24 hours of Holter data used in a complete TQT study, as well as providing advanced project management/data management functionality. Last year our primary efforts were in productizing QTinno. This year we also began development of the next generation of our telemedicine product, CardioBip, with plans to demonstrate the system at one of our primary trade shows in May 2010. Subsequently, pending adequate funding, we will formally take this version through a complete product development cycle that will allow us to file for 510(k) premarket notification.  There is also a continuing focus in IP-related costs and in this regard we continue to file new patent applications for our 3-D software platform.

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

The gain (loss) on change in the fair value of our warrant liability and convertible preferred stock reset derivative liability in the quarter ended March 31, 2010 of $1,266,000 represents a mark to market at quarter end due primarily to the increase in the market value of our common stock from year end as the primary factor generating this non-cash expense. The underlying Preferred Stock and warrants were issued in September 2009 and there is no corresponding comparative cost in the first quarter of 2009.

Other financing costs of $265,000 for the three months ended March 31, 2010 are primarily costs related to amortization of the commitment fees for the credit facility. There were no comparable costs in the quarter ended March 31, 2009.

Interest, net of a $14,000 expense in the quarter ended March 31, 2010 compares to $15,000 in income last year and is primarily related to borrowings from our 12% credit facility in 2010 and interest income on our cash balances.   Our cash reserves have decreased and we began borrowing in 2010.

Liquidity and Capital Resources

We have limited capital and limited capital resources.  We have incurred a net loss of $32.4 million from our inception in September 2004 through March 31, 2010 of which $13.1 million represents cash used in operating activities.

As of March 31, 2010, we had $345,000 in cash. We may supplement these funds with the funds available under our $3 million credit facility that is available to us through August 2010. Any monies borrowed hereunder would be due and payable May 31, 2011.  We borrowed $500,000 in the current quarter, $500,000 in April 2010 and $500,000 in May 2010. Accordingly, we have $1,500,000 of remaining availability under the credit facility, which we intend to draw down at the rate of $500,000 per month during June, July and August of 2010 depending on the timing of the Form S-1 discussed below.

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

Due to our brief history and historical operating losses, our operations have not been a source of working capital. We will need to obtain additional capital in order to continue and expand operations until we become profitable. This may include the issuance of equity or debt securities, obtaining credit facilities, involve strategic relationships that could include an equity investment or other business (e.g. licensing) or financing mechanisms. There can be no assurance that we will be successful in obtaining additional funding.

In exploring strategic relationships, which may provide capital and other resources for the further development and marketing of our products, a primary focus is on our 3-D software technology platform, and specifically our products under development, CardioBip for cardiac monitoring applications and Cardio3KG for the urgent care market. The structure of any potential strategic relationship has not been defined.

With the volatility in the recent trading price of our common stock and in the U.S. financial markets, it could be difficult to obtain additional investment or financing, strategic or otherwise. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. Any non-strategic investments priced below the $1.00 per common share pricing defined in the September 2009 financing on or before September 15, 2010 may trigger dilutive reset features in the Series C Preferred Stock and related warrants. Additionally, the exercise price of the credit facility warrants outstanding at the time of closing the Form S-1 financing (1,500,003 have been issued as of May 2010) may also be reduced to the closing price for the common stock offered under the  Form S-1 discussed below. If additional capital is not available or is not available on acceptable terms, we will have to curtail our operations.

Our registered independent certified public accountants have stated in their report dated February 23, 2010 (except for Note 14 to those financial statements, as to which the date is April 30, 2010) that we have incurred operating losses in the last two years, and that we are dependent upon the management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

In May 2010, we filed a registration statement on Form S-1, to register an offering of units, consisting of our common stock and warrants to purchase our common stock, in an amount of $12.3 million, which, if fully subscribed, is expected to net approximately $11 million in proceeds. Pricing was not set. We believe that the net proceeds of the offering we intend to complete pursuant to the Form S-1, if fully subscribed, will be sufficient to fund our operations until we are generating positive cash flow from our operations, and will be sufficient to fund further development of each of our three primary products – QTinno, CardioBip and Cardio3KG.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

We account for our stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees.

Accounting for Classifying Series C Stock

In September 2009, we issued 2,920 shares of our Series C Convertible Preferred Stock which contains certain reset and possible redemption provisions which require it to be classified as a liability in the balance sheet and are stated at redemption value net of discounts. In accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), we are required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  Each reporting period, we are required to mark to market the reset provision.

In March 2010, the redemption feature described above expired; therefore the Series C preferred stock was reclassified to the equity section for balance sheet presentation at March 31, 2010.

Accounting for and Classifying Warrants

At December 31, 2007 until December 1, 2008, the warrants we issued to the investors in the December 2007 private placement contained a “fundamental transaction” clause that if, while the warrants are outstanding, we effect a merger or consolidation, or similar transactions as defined in the warrants, and the warrant holders could demand net cash settlement. As the warrants contain a provision that could require cash settlement, pursuant to Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), the warrants were recorded as a derivative liability and valued at fair market value until we meet the criteria under ASC 815-40 for permanent equity. The net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in 2007 and reduced the value of the shares of Series A Stock subject to redemption. Subsequent to the initial issuance date, we are required to adjust, and have been adjusting, the warrants to fair value through current period operations. We made a final adjustment to fair value at December 1, 2008 when the warrants were exercised, settled or amended. The Series J and Series J-Warrants were exercised and converted on December 1, 2008 and the Series A Warrants were amended so that all warrants meet the Accounting Standards Codification subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”) criteria for permanent equity and the liability has been eliminated. As a result, there is no warrant liability remaining for these warrants since December 2008.

In September 2009, we issued warrants in connection with the issuance of our Series C Stock that contain certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the warrant as an adjustment to current period operations.

Beginning in March 2010, we issued warrants in conjunction with the drawn down of the credit facility.  These warrants contain certain reset provisions extending for five years from the date of issuance of the warrants. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the warrants from equity to a liability at the date of each issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the warrant as an adjustment to current period operations.

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

The fair value of the assets, short term investments, at March 31, 2010 was grouped as Level 1 valuation as the market price was readily available, and there has been no change to the fair value of the securities at March 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors .

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2010, we issued 30,000 shares in connection with the exercise of 33,615 warrants to purchase our common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In January 2010, we issued 100,000 warrants in connection with services rendered to purchase our common stock at an exercise price of $1.00 per share (when the market price of the stock was $0.72 per share) vesting 50% on grant and the balance in February 2010 subject to certain milestones as defined in the consulting agreement.

In January 2010, in conjunction with the exercise of 2,185 shares of Series B Preferred Stock, we issued 2,185,000 shares of our common stock.

In January 2010, we issued an aggregate of 115,000 shares of common stock for services rendered at approximately $0.72 per share.  47,500 vested on grant and 22,500 will vest quarterly starting February 2010.

In February 2010, we issued 30,000 shares in connection with the exercise of 32,223 warrants to purchase our common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In March 2010, the Company received a $500,000 advance under the Credit Facility (see Note 4) and issued Draw-down warrants for the purchase of 500,001 shares of common stock at an exercise price per share of $1.45.

In March 2010, in conjunction with the exercise of 500 shares of Series B Preferred Stock, the Company issued 500,000 shares of its common stock.

In March 2010, the Company issued 30,000 shares in connection with the exercise of 32,223 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

In May 2010, the Company issued 30,000 shares in connection with the exercise of 32,609 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In May 2010, the Company filed a registration statement on Form S-1, to register an offering of units, consisting of our common stock and warrants to purchase our common stock, in an amount of $12.3 million, which, if fully subscribed, is expected to net approximately $11 million in proceeds. Pricing was not set.

In May 2010, the Company filed an amendment to its Credit Facility Securities Purchase Agreement, or SPA, dated as of July 31, 2009, as amended, cancelling the investor’s rights to have the price or number of warrants available on both outstanding or subsequently issued warrants under this SPA adjusted due to an equity financing, as defined, at a price less than the warrant exercise price. This amendment is effective at such time the Company’s common stock is approved for listing on the NASDAQ or NYSE AMEX exchange (and trading having commenced thereon.).  The Company also agreed to lower the price of the outstanding warrants under this SPA to the price of an effective Form S-1 offering with the closing thereof, for any such outstanding warrants with an exercise price in excess of the price per share for the common stock issued in conjunction with the offering.

In May 2010, we received a $500,000 advance under the Credit Facility (see Note 4) and issued warrants for the purchase of 500,001 shares of common stock at an exercise price per share of $1.24.

In April 2010, the Company issued 30,000 shares in connection with the exercise of 32,885 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In April 2010, in conjunction with the exercise of 1,000 shares of Series B Preferred Stock, the Company issued 1,000,000 shares of its common stock. At the end of April 2010, the Company received a notice to convert an additional 300 shares of its Series B Preferred Stock. The conversion of these 300 shares (for which 300,000 shares of the Company’s common stock was issued) effectively terminates the Company’s outstanding put liability (See Note 3) as the holder of the put option no longer has sufficient shares to exercise that option.

The 2009 Equity Compensation Plan approved by the Board of Directors on April 15, 2009 reserved 8.0 million shares of the Corporation’s common stock for the Plan, plus a number of shares annually as of April 15th of each year as shall equal ten (10%) percent of the issued and outstanding common stock, on a fully diluted basis. At this time, the total reserve is 12.6 million shares of which 10.3 million are available for grant. Effective with the filing of the S-1 the Board has amended this provision to limit the reserve each April 15th to 10% of the then outstanding common stock on a fully diluted basis (including warrants, options, RSUs, and Convertible Securities) but not less than 1 million over last year’s reserve.

Item 6.	Exhibits.

3.1(a)	Certificate of Incorporation of EP Floors, Inc., incorporated by reference to Exhibit 3.1a to Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006.
3.1(b)	Amended Certificate of Incorporation of EP Floors, Inc., incorporated by reference to Exhibit 3.1b to Registrant’s Registration Statement on Form SB-2 filed March 22, 2006.
3.1(c)	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008.
3.19(d)	Amended and Restated Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1/A filed with the SEC on July 24, 2008..
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit No. 3.2 of Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006.
3.3(a)	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on January 4, 2008.
3.3(a) - 1	Amendment to Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 4.9 of Registrant’s Form 8-K filed on December 3, 2008.
3.3(b)	Certificate of Designation of Series B Preferred Stock, incorporated by reference to Exhibit 4.10 of Registrant’s Form 8-K filed on December 3, 2008.
3.4(a)	Charter of the Audit Committee of the Board of Directors, incorporated by reference to Exhibit 3.5(a) to Registrant’s Form 10-K, filed on February 24, 2010.
3.4(b)	Charter of the Compensation Committee of the Board of Directors, Certificate of Designation of Series A Preferred Stock Exhibit 3.5(a) to Registrant’s Form 10-K, filed on February 24, 2010.
3.4(c)
Charter of the Corporate Governance and Nominating Committee of the Board of Directors, Certificate of Designation of Series A Preferred Stock Exhibit 3.5(a) to Registrant’s Form 10-K, filed on February 24, 2010.

3.4(d)	Code of Business Conduct, incorporated by reference to Exhibit 3.4(d) to Registrants Form S-1 filed with the SEC on May 3, 2010.
4.1	Securities Purchase Agreement, incorporated herein by reference to Exhibit No. 4.1 of Registrant's Form 8-K filed on January 4, 2008.
4.2	Form of Series A Warrant, incorporated herein by reference to Exhibit No. 4.2 of Registrant's Form 8-K filed on January 4, 2008.
4.3	Form of Series J Warrant, incorporated herein by reference to Exhibit No. 4.3 of Registrant's Form 8-K filed on January 4, 2008.
4.4	Form of Series J-A Warrant, incorporated herein by reference to Exhibit No. 4.4 of Registrant's Form 8-K filed on January 4, 2008.
4.5	Registration Rights Agreement, incorporated herein by reference to Exhibit No. 4.5 of Registrant's Form 8-K filed on January 4, 2008.
4.6
Amendment No. 1 to Securities Purchase Agreement dated as of December 27, 2007, between Marine Park Holdings, Inc. and certain of the purchasers’ signatory hereto, incorporated herein by reference to Exhibit No. 4.6 of Registrant's Form 8-K filed on February 6, 2008.

4.7
Amendment No. 1 to Registration Rights Agreement dated as of December 27, 2007, between Marine Park Holdings, Inc. and certain of the purchasers’ signatory hereto, incorporated herein by reference to Exhibit No. 4.7 of Registrant's Form 8-K filed on February 6, 2008.

4.8	Certificate of Designation of Series A Preferred Stock, incorporated herein by reference to Exhibit No. 3.1 of Registrant’s Form 8-K filed on January 4, 2008.
4.9	Second Amendment to Securities Purchase Agreement, made as of April 7, 2009, incorporated by reference to Exhibit 10.32 of Registrant’s Form 8-K filed on April 8, 2009.

4.10	Third Amendment to Securities Purchase Agreement, made as of June 17, 2009, incorporated by reference to Exhibit 10.33 of Registrant’s Form 8-K filed on June 22, 2009.
4.11	Fourth Amendment to Securities Purchase Agreement, made as of July 28, 2009, incorporated by reference to Exhibit 10.32 of Registrant’s Form 8-K filed on July 30, 2009.
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

10.1
Share Exchange Agreement by and among Marine Park Holdings, Inc., NewCardio, Inc., and the shareholder of NewCardio, Inc., incorporated herein by reference to Exhibit No. 10.1 of Registrant's Form 8-K filed on January 4, 2008.

10.2
Return to Treasury Agreement between Marine Park Holdings, Inc. and Harborview Master Fund L.P., dated as of December 27, 2007, incorporated herein by reference to Exhibit No. 10.2 of Registrant's Form 8-K filed on January 4, 2008.

10.3
Return to Treasury Agreement between Marine Park Holdings, Inc. and Diverse Trading Ltd., dated as of December 27, 2007, incorporated herein by reference to Exhibit No. 10.3 of Registrant's Form 8-K filed on January 4, 2008.

10.4	2004 Equity Incentive Plan, incorporated herein by reference to Exhibit No. 10.4 of Registrant's Form S-8 filed with the SEC on March 7, 2008.
10.5
Employment Agreement between NewCardio, Inc. and Branislav Vajdic dated November 1, 2007, incorporated herein by reference to the Company’s Registration Statement on Form S-1/A (No. 2) filed by the Company with the SEC on May 20, 2008

10.6
Consulting Agreement between NewCardio, Inc. and Branislav Vajdic dated March 1, 2007, incorporated herein by reference to the Company’s Annual Report on Form 10-K/A, as filed with the SEC by the Company on April 4, 2008).

10.7
Employment Agreement between NewCardio, Inc. and Kenneth Londoner dated October 31, 2007, incorporated herein by reference to the Company’s Annual Report on Form 10-K/A, as filed with the SEC by the Company on April 4, 2008).

10.8
Restricted Stock Purchase Agreement between NewCardio, Inc. and Kenneth Londoner, dated as of June 4, 2007, as amended by Amendment No. 1 to Restricted Stock Purchase Agreement between NewCardio, Inc. and Kenneth Londoner, dated as of September 15, 2007, incorporated herein by reference to the Company’s Annual Report on Form 10-K/A, as filed with the SEC by the Company on April 4, 2008)

10.9	Form of Lock Up Agreement, incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 1) filed on April 15, 2008.
10.10
Escrow Deposit Agreement dated as of December 27, 2007, by and among Marine Park Holdings, Inc., Capstone Investments and Signature Bank, incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 1) filed on April 15, 2008.

10.11
Employment Agreement dated January 22, 2008 between NewCardio, Inc. and Richard Brounstein, incorporated herein by reference the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the SEC on May 15, 2008.

10.12
Employment Agreement dated as of March 1, 2008 between NewCardio, Inc. and Richard Brounstein, incorporated herein by reference the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the SEC on May 15, 2008.

10.13
Lease dated February 6, 2008 between NewCardio, Inc. and 2350 Mission Investors, LLC, incorporated herein by reference the Company’s Quarterly Report on Form 10-Q, as filed by the Company with the SEC on May 15, 2008.

10.14
Settlement and Release Agreement, dated as of October 1, 2006, by and between Samuel E. George, M.D., and the Company, incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008.

10.15
Technology Assignment Agreement, dated as of September 28, 2004, by and between Bosko Bojovic and the Company, incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 3) filed on June 23, 2008.

10.16
Consulting Agreement, dated as of February 22, 2008, by and between the Company and Robert N. Blair, incorporated by reference to the Company’s Registration Statement on Form S-1/A (No. 3) filed on June 23, 2008.

10.17
Consulting Agreement, dated as of September 13, 2007, by and between the Company and E4 LLC, incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008.

10.18
Consulting Agreement, dated as of May 1, 2008, by and between the Company and JFS Investments, incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008.

10.19
Consulting Agreement, dated as of June 27, 2008, by and between the Company and First Montauk Securities Group incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008.

10.20
Waiver Agreement, dated as of March 13, 2008, by and between the Company and Vision Opportunity Master Fund, Ltd., incorporated by reference to the Company's Registration Statement on Form S-1/A (No. 4) filed on July 24, 2008.

10.21
Employment Agreement dated August 18, 2008 between the Company and Vincent W. Renz, Jr., incorporated by reference to the Company’s Current Report on Form 8-K filed by the Company with the SEC on August 21, 2008.

10.22
Amendment to Securities Purchase Agreement, dated as of December 1, 2008, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.

10.23	Platinum Put Letter dated as of December 1, 2008, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.
10.24	Management Rights Letter, dated as of December 1, 2008, incorporated by reference to Exhibit 10.31 to the Company’s Current Report on Form 8-K filed by the Company with the SEC on December 3, 2008.
10.25	2009 Equity Compensation Plan of the Company, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 16, 2009.
10.26
Form of Restricted Stock Unit Grant Notice and Attachment, incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-8, filed with the SEC on June 19, 2009.

10.27	Securities Purchase Agreement, dated July 30, 2009, incorporated by reference to Exhibit 10.33 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on July 30, 2009.
10.28
Securities Purchase Agreement dated as of September 11, 2009, between the Company and purchases signatory thereto in connection with the issuance of the Company’s Series C Convertible Preferred Stock on September 15, 2009, incorporated by reference to Exhibit 10.35 of the Company’s Form 8-K filed on September 18, 2009.

10.29	Amendment to $3 million Credit Line, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on December 30, 2009.
10.30	Amendment to Securities Purchase Agreement (Credit Line), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2010.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

Date: May 11, 2010	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer