Form 10-Q
period 2010-06-30
NewCardio, Inc.
filed 2010-08-12
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Common Stock, $0.001 Par Value	Shares Outstanding at August 12, 2010 29,531,817

NEWCARDIO, INC.

PART I.

FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$180,490	$1,386,007
Short term investment	-	25,010
Accounts receivable, trade	39,628	-
Prepaid expenses	174,877	111,871
Prepaid commitment fees	1,728,660	556,875
Total current assets	2,123,655	2,079,763

Property, plant and equipment, net of accumulated depreciation of $117,786 and $79,041 as of June 30, 2010 and December 31, 2009, respectively	181,261	198,955

Other assets:
Patent costs, net	10,714	-
Deposits	22,600	22,600

	$2,338,230	$2,301,318

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$598,959	$480,152
Unearned revenue	9,450	-
Line of credit	1,816,667	-
Put liability	-	744,280
Total current liabilities	2,425,076	1,224,432

Warrant liability	2,551,648	1,078,292
Reset derivative	553,597	687,958
Total liabilities	5,530,321	2,990,682

Preferred shares subject to liability conversion	-	784,010

Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 12,450 and 16,435 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	12	16
Preferred stock Series C, $0.001 par value; 7,000 shares designated; 2,920 shares issued and outstanding as of June 30, 2010 and December 31, 2009	3	-
Common stock, $0.001 par value, 99,000,000 shares authorized as of June 30, 2010 and December 31, 2009, respectively; 29,303,817 and 24,290,279 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	29,304	24,290
Additional paid in capital	33,490,241	29,432,680
Deficit accumulated during development stage	(36,711,651)	(30,930,360)
Total stockholders' deficit	(3,192,091)	(1,473,374)

	$2,338,230	$2,301,318

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From September 7, 2004
	Three months ended June 30,		Six months ended June 30,		(date of inception) through
	2010	2009	2010	2009	June 30, 2010
Revenue	$21,077	$-	$70,118	$-	$70,118
Cost of sales	36,435	-	46,531	-	46,531
Gross (loss) profit	(15,358)	-	23,587	-	23,587

Operating expenses:
Selling, general and administrative	1,645,112	1,863,714	3,547,122	3,406,207	15,111,442
Depreciation	19,884	14,054	38,745	23,308	117,786
Research and development	1,037,614	749,549	1,925,688	1,542,421	8,258,792
Total operating expenses	2,702,610	2,627,317	5,511,555	4,971,936	23,488,020

Net loss from operations	(2,717,968)	(2,627,317)	(5,487,968)	(4,971,936)	(23,464,433)

Other income (expense)
Gain on change in fair value of warrant liability and reset derivative	1,880,553	-	614,233	-	(3,490,776)
Amortization of commitment fees	(541,318)	-	(781,443)	-	(951,599)
Other financing costs	(60,000)	-	(85,000)	-	(5,033,296)
Interest, net	(27,408)	8,042	(41,113)	22,933	(953,837)
Total other income (expense)	1,251,827	8,042	(293,323)	22,933	(10,429,508)

Net loss before income taxes	(1,466,141)	(2,619,275)	(5,781,291)	(4,949,003)	(33,893,941)

Provision for income taxes	-	-	-	-	-

Net loss	(1,466,141)	(2,619,275)	(5,781,291)	(4,949,003)	(33,893,941)

Preferred stock dividend	-	-	-	-	(4,356,048)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,466,141)	$(2,619,275)	$(5,781,291)	$(4,949,003)	$(38,249,989)

Net loss per share-basic and fully diluted	$(0.05)	$(0.11)	$(0.21)	$(0.21)

Weighted average number of shares-basic and fully diluted	28,495,245	23,803,867	27,418,543	23,467,046

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From January 1, 2010 through June 30, 2010
(unaudited)

											Deficit
											accumulated
	Preferred								Additional	Common	during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance, January 1, 2010	-	$-	16,435	$16	-	$-	24,290,279	$24,290	$29,432,680	$-	$(30,930,360)	$(1,473,374)
Common stock issued in January 2010 at $0.72 per share for services rendered	-	-	-	-	-	-	145,000	145	104,255	-	-	104,400
Common stock issued in January 2010 for conversion of Series B preferred stock	-	-	(2,185)	(1)	-	-	2,185,000	2,185	(2,184)	-	-	-
Exercise of warrants on a cashless basis	-	-	-	-	-	-	698,193	698	(698)	-	-	-
Common stock issued in connection with options exercised at $0.22 per share in March 2010	-	-	-	-	-	-	2,000	2	438	-	-	440
Common stock issued in connection with options exercised at $0.01 per share in March 2010	-	-	-	-	-	-	6,250	7	56	-	-	63
Common stock issued in connection with options exercised at $0.02 per share in March 2010	-	-	-	-	-	-	7,095	7	135	-	-	142
Common stock issued in March 2010 for conversion of Series B preferred stock	-	-	(500)	(1)	-	-	500,000	500	(499)	-	-	-
Fair value of vested options issued for services rendered	-	-	-	-	-	-	-	-	1,739,291	-	-	1,739,291
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	-	-	21,620	-	-	21,620
Fair value of vested restricted stock units issued for services rendered	-	-	-	-	-	-	-	-	322,350	-	-	322,350
Fair value of restricted stock units issued in February 2010 for services rendered	-	-	-	-	-	-	-	-	153,932	-	-	153,932
Fair value of warrants issued for services rendered	-	-	-	-	-	-	-	-	91,146	-	-	91,146
Reclassification of Series C preferred stock as equity instrument	-	-	-	-	2,920	3	-	-	784,007	-	-	784,010
Subtotal	-	$-	13,750	$14	2,920	$3	27,833,817	$27,834	$32,646,529	$-	$(30,930,360)	$1,744,020

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From January 1, 2010 through June 30, 2010
(unaudited)

											Deficit
											accumulated
	Preferred								Additional	Common	during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	13,750	$14	2,920	$3	27,833,817	$27,834	$32,646,529	$-	$(30,930,360)	$1,744,020
Common stock issued in April 2010 for conversion of Series B preferred stock	-	-	(1,300)	(2)	-	-	1,300,000	1,300	(1,298)	-	-	-
Common stock issued in connection with warrants exercised at $0.10 per share in June 2010	-	-	-	-	-	-	140,000	140	13,860	-	-	14,000
Common stock issued in June 2010 at $1.03 per share for services rendered	-	-	-	-	-	-	30,000	30	30,870	-	-	30,900
Reclassify expiry of put liability	-	-	-	-	-	-	-	-	800,280	-	-	800,280
Net loss	-	-	-	-	-	-	-	-	-	-	(5,781,291)	(5,781,291)
Balance, June 30, 2010	-	$-	12,450	$12	2,920	$3	29,303,817	$29,304	$33,490,241	$-	$(36,711,651)	$(3,192,091)

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From September 7, 2004
	Six months ended June 30,		(date of inception) through
	2010	2009	June 30, 2010
Cash flows from operating activities:
Net loss for the period	$(5,781,291)	$(4,949,003)	$(33,893,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,745	23,308	117,786
Amortization of commitment fees	781,443	-	1,160,427
Amortization of deferred compensation	-	-	337,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	119,122	4,000	849,033
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Series B-Preferred stock issued in connection with conversion of Series A-Preferred stock	-	-	1,551,044
Notes payable issued in conjunction with services rendered	-	-	10,316
Options converted for services rendered	-	-	3,300
Fair value of options issued for services rendered	1,739,291	1,728,563	8,208,260
Fair value of warrants issued as compensation for services	112,766	181,409	866,184
Fair value of restricted stock units issued for services rendered	476,282	105,000	898,513
Change in fair value of re-priced vested options	-	6,677	6,677
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	-	-	5,012,875
Change in fair value of warrants liability and reset derivative in connection with Series C redeemable preferred stock	(614,233)	-	(1,522,100)
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	-	5,713
(Increase) decrease in:
Accounts receivable	(39,628)	-	(39,628)
Prepaid expenses	(46,828)	58,500	(167,522)
Deposits	-	-	(22,600)
Increase (decrease) in:
Unearned revenue	9,450	-	9,450
Accounts payable and accrued liabilities	174,807	(158,653)	518,418
Net cash used in operating activities	(3,030,074)	(3,000,199)	(14,603,577)

Cash flows from investing activities:
Purchase of property plant and equipment	(21,051)	(98,369)	(299,047)
Payment of patent costs	(10,714)	-	(10,714)
Proceeds from short term investments	25,010	2,143,457	-
Net cash (used in) provided by investing activities	(6,755)	2,045,088	(309,761)

Cash flows from financing activities:
Payments on notes payable	-	(10,316)	(10,316)
Proceeds from line of credit	1,816,667	-	1,816,667
Proceeds from exercise of common stock options	645	7,253	18,928
Proceeds from exercise of warrants	14,000	-	2,813,745
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-	-	7,342,500
Proceeds from sale of Series C preferred stock	-	-	2,742,212
Proceeds from sale of common stock	-	-	113,513
Proceeds from convertible debt, net	-	-	177,500
Net cash provided by (used in) financing activities	1,831,312	(3,063)	15,093,828

Net (decrease) increase in cash and cash equivalents	(1,205,517)	(958,174)	180,490
Cash and cash equivalents at beginning of period	1,386,007	2,324,793	-

Cash and cash equivalents at end of period	$180,490	$1,366,619	$180,490

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			From September 7, 2004
	Six months ended June 30,		(date of inception) through
	2010	2009	June 30, 2010
Supplemental disclosures of cash flow information:
Taxes paid	$-	$6,942	$7,440
Interest paid	$-	$1,117	$1,117

Non cash financing activities:
Fair value of warrants issued with redeemable preferred stock	$1,647,771	$-	$4,802,973
Fair value of warrants issued as compensation for financing	$1,953,228	$-	$3,287,217
Beneficial conversion feature of redeemable preferred stock	$-	$-	$5,491,826
Preferred stock dividend-non cash	$-	$-	$4,356,048

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the six month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009  financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, including NewCardio Technologies, Inc., its wholly-owned subsidiary (“NewCardio Technologies”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") with its efforts principally devoted to developing cardiac diagnostics tools and equipment in the United States and Europe. To date, the Company, has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2010, the Company has accumulated losses of $38,249,989 attributable to common stockholders.

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
JUNE 30, 2010

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

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of June 30, 2010, the Company had $180,490 in cash.

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
JUNE 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2010, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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

Intangibles and Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are be amortized over their economic or legal life, whichever is shorter.

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
JUNE 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation. Fully diluted shares outstanding were 57,811,624 and 44,400,504 for the three month periods ended June 30, 2010 and 2009, respectively; and 59,654,922 and 44,063,683 for the six month periods ended June 30, 2010 and 2009, respectively.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees ), including grants of employee stock options be recognized in the income statement based on their fair values.

As more fully described in Note 8 below, the Company granted equity based compensation over the years to employees of the Company under its equity plans.   The Company granted non-qualified stock options to purchase 1,100,000 and 175,000 shares of common stock during the six month periods ended June 30, 2010 and 2009, respectively, to employees and directors of the Company under the 2009 Equity Compensation Plan and the 2004 Equity Incentive Plan as well as 116,614 restricted stock units during the six months ended June 30, 2010 under the 2009 Equity Compensation Plan.

As of June 30, 2010, there were outstanding employee stock options to purchase 7,730,000 shares of common stock, 4,290,699 shares of which were vested.

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
JUNE 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Reliance on Key Personnel and Consultants

The Company has only 12 full-time employees and no part-time employees.  Additionally, there are approximately 15 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

On June 14, 2010, the Company announced that the Company’s President and Chief Operating Officer was promoted to Chief Executive Officer and elected to its Board of Directors as part of a planned succession designed to facilitate the Company’s continuing move to a commercial enterprise. The former CEO resigned but is remaining on the Company’s board of directors as Vice Chairman, and will continue as an employee, focusing his efforts, full time, in the areas of technology and product development, serving as a NewCardio Fellow and reporting to the Chairman of the Board. The Vice Chairman’s employment agreement expires in October 2010 and under certain circumstance, as defined in the amended agreement, if the parties have not completed a new employment agreement and if the Vice Chairman no longer continues to be an employee of the Company, he will be entitled to a minimum of six months severance compensation.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $1,037,614 and $1,925,688 for the three and six month periods ended June 30, 2010; $749,549 and $1,542,421 for the three and six month period ended June 30, 2009 and  $8,258,792 from September 7, 2004 (date of inception) through June 30, 2010, respectively.

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In February 2010 the FASB issued Update No. 2010-08 Technical Corrections to Various Topics (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 Accounting for Various Topics—Technical Corrections to SEC Paragraphs (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In January 2010 the FASB issued Update No. 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“2010-02”) an update of ASC 810 Consolidation. 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force (“2010-03”) an update of ASC 505 Equity. 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during six months ended June 30, 2010, the Company incurred net losses attributable to common shareholders of $5,781,291, incurred net losses attributable to common shareholders of $38,249,989 from its inception on September 7, 2004 through June 30, 2010 and used $14,603,577 in cash for operating activities from its inception through June 30, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and to obtain additional financing sources. Management is devoting substantially all of its efforts to developing its products and services and raising financing and there can be no assurance that the Company's efforts will be successful. However, the planned principal operations have not commenced and no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 3 – PUT LIABILITY

In connection with the exercise of J warrants in December 2008, the Company agreed to re-acquire 1,896 shares of Series B Preferred Stock (Put Option) for a sum of $800,280 (net $744,280). This Put, as amended, would have allowed the holder this option for 30 days after June 30, 2010.  If the holder did not exercise the Put Option by July 30, 2010, or certain factors eliminated the Put Option right, the option expires.

During the second quarter of 2010 the Company received a notice to convert an additional 300 shares of its Series B Preferred Stock from this investor. The conversion of these 300 shares (for which 300,000 shares of the Company’s common stock was issued) effectively terminated this Put Option as the holder of the put option no longer has sufficient shares required to exercise the option. The $744,280 net put liability was therefore reclassified to shareholders’ deficit during the quarter.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 4 – CREDIT FACILITY

On July 30, 2009, the Company entered into a $3 million credit line arrangement (the “Credit Line”), pursuant to a Securities Purchase Agreement (the “SPA”), with purchasers signatory to the SPA, pursuant to which the purchasers will purchase 12% Secured Revolving Debentures Due May 31, 2011, as amended, and, in connection therewith, (x) was issued 750,000 five year common stock purchase warrants with an exercise price of $0.01 per share, and (y) will be issued upon each draw down under the Credit Line, for each $1.00 advanced under the Credit Line, additional five year common stock purchase warrants exercisable at a price equal to 100% of the average VWAPs for the prior five trading days (the “Draw-down Warrants”). The Draw-down Warrants will have full-ratchet  price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) for future issuances of equity securities by the Company (subject to certain specific exceptions.) With respect to future Draw-down Warrants issued under the Credit Line there is a reduction in exercise price only. The warrants will have cashless exercise provisions and be subject to forced cashless exercise in the event that the Company’s common stock is trading at three times the VWAP for the 20 trading days prior to conversion of the warrants.  All interest under the Debentures will accrue and be payable upon maturity.

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

During the six months ended June 30, 2010, the Company borrowed an aggregate of $1,816,667 from the credit line.  As described above, the Company issued 1,816,670 draw down warrants with exercise prices from $0.98 to $1.45 per share for five years with all warrants subsequently reset to $0.98 per share as of June 30, 2010. The fair value of the warrants were determined using the Black Scholes Option Pricing Model, is amortized ratably to operations over the life of the borrowing.  Assumptions for the fair value determination were as follows: Dividend yield: 0%; Volatility: 110.93% to136.30%; Expected life: 5 years; Risk free rate: 1.19% to 2.62%. During the six months ended June 30, 2010, the “Prepaid commitment fees” increased to $1,728,660, net of $781,443 amortized for the six month period ended June 30, 2010.

See also Subsequent Events, Note 10.

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
JUNE 30, 2010

NOTE 5 - WARRANT LIABILITY (continued)

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

In connection with the Credit Line

As described in Note 4, the Company issues warrants in conjunction with Draw-downs under the Credit Line.  These warrants contain certain reset provisions, which expire if the Company lists on a National stock exchange such as NASDAQ. Therefore, in accordance with ASC 815-40, the Company classifies the fair value of these warrants as a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations.

The fair values of all above described warrants of $2,551,648 at June 30, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	107.20%
Risk free rate:	0.32%-1.79%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

At June 30, 2010, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in non-cash, non-operating gain of $1,880,553 and $614,233 for the three and six month periods ended June 30, 2010, respectively.

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 6 – RESET DERIVATIVE LIABILITY
The fair value of the reset provision of $553,597 at June 30, 2010 was determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	107.20%
Risk free rate:	0.18%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

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
JUNE 30, 2010

 NOTE 7 – STOCKHOLDERS EQUITY (continued)

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
4.	An aggregate of 6,636 shares of Series B preferred stock in exchange for the exercise of Series J and JA warrants

During the six months ended June 30, 2010, 3,985 shares of Series B Preferred stock was converted into 3,985,000 shares of the Company’s common stock.

 Series C Preferred stock

In September 2009, the Board of Directors authorized the issuance of up to 7,000 shares of 0% convertible non-voting preferred stock (the “Series C preferred stock”)

The Company issued an aggregate of 2,920 shares of preferred stock in September 2009 to accredited investors including Company officers, shareholders and directors at $1,000 per share. Each share of Series C preferred stock is convertible, at any time at the option of the holder, into 1,000 shares of common stock (for a total of 2,920,000 shares of common stock or the equivalent of $1.00 per common share.)

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
JUNE 30, 2010

 NOTE 7 – STOCKHOLDERS EQUITY (continued)

Dilutive issuance.  If, at any time prior to the first anniversary of the date of issuance, the Company, except in connection with defined exempt issuances, sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue any common stock (or common stock equivalents) entitling any person to acquire shares of common stock at an effective price per share less than the market price of the common stock on the date that the Series C preferred stock was issued (a “dilutive issuance”), then the conversion ratio shall be increased by the same percentage as the percentage by which the price per share of common stock in connection with the dilutive issuance was lower than the market price of the common stock on the date that the Series C preferred stock was issued.

In connection with the issuance of each share Series C preferred stock, the Company issued 1,000 warrants to purchase the Company’s common stock at $1.20 per share for five years (2,920,000 warrants in total).  Prior to the first anniversary of the date of issuance, the warrants contain certain proportional reset provisions should the Company issue sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue any common stock (or common stock equivalents) entitling any person to acquire shares of common stock at an effective price per share less than the exercise price of the Series C preferred stock (subject to certain specific exceptions).

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

These Series C convertible preferred stock reset and exchange provisions were classified as long term liabilities in the balance sheet. The Series C preferred stock was stated at redemption value net of discounts at the date of issuance.

In accordance with ASC 815-40, the Company was required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

In connection with the issuance of the Series C preferred stock, the 2,920,000 warrants have certain reset provisions as described above.  In accordance with ASC 815-40, the Company recorded the fair value of the warrants outside of equity and marks them to market each reporting period. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

The Company recorded a total debt discount of $2,674,117 from the reset and exchange provisions and related warrants.

In March 2010, the exchange right described above expired; therefore the Series C preferred stock was reclassified to the ‘shareholders’ deficit’ section for balance sheet presentation.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 7 – STOCKHOLDERS EQUITY (continued)

Common Stock

In January 2010, the Company issued an aggregate of 115,000 shares of common stock for services rendered at $0.72 per share.  The valuations of common stock issued for services were based upon the fair value of the common stock during the period the services were rendered.

As of June 30, 2010 and December 31, 2009, there were 29,303,817 and 24,290,279 shares of common stock issued and outstanding, respectively.

NOTE 8 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2010:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.01	750,000	4.08	$0.01	750,000	$0.01
0.50	25,000	1.15	0.50	25,000	0.50
0.95	120,842	2.51	0.95	120,842	0.95
0.96	203,385	2.00	0.96	203,385	0.96
0.98	1,816,670	4.80	0.98	1,816,670	0.98
1.00	171,000	4.20	1.00	171,000	1.00
1.14	5,178,948	2.51	1.14	5,178,948	1.14
1.15	162,709	2.00	1.15	162,709	1.15
1.20	2,920,000	4.20	1.20	2,920,000	1.20
1.50	250,000	3.53	1.50	250,000	1.50
2.00	300,000	0.92	2.00	300,000	2.00
4.00	300,000	0.92	4.00	300,000	4.00
Total	12,198,554	3.30		12,198,554

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008	8,882,884	$0.95
Issued	3,991,000	0.96
Exercised	(1,626,801)	0.10
Canceled or expired	-	-
Outstanding at December 31, 2009	11,247,083	1.08
Issued	1,916,670	1.23
Exercised	(915,199)	0.10
Canceled or expired	(50,000)	0.10
Outstanding at June 30, 2010	12,198,554	$1.15

In January 2010, warrants totaling 100,000 were issued in connection with services rendered.  The warrants are exercisable for four years from the date of issuance at an exercise price of $1.00 per share.  The fair value of the warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 137.67% to 139.96% and risk free rate from 1.41% to 2.64%.

During the six months ended June 30, 2010, an aggregate of 1,816,670 warrants were issued in connection with borrowing from the credit facility. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.98 to $1.45 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 110.93% to 136.30% and risk free rate from 1.19% to 2.62%.  As described in Note 5, ‘In connection with the Credit Line’, these warrants contain certain reset provisions which resulted in all warrants re-priced to $0.98 as of June 30, 2010 and require the Company to classify the market value of the warrants outside of equity.

During the six month period ended June 30, 2010, warrant holders exercised 775,199 warrants on a cashless basis in exchange for 698,193 shares of the Company’s common stock.

During the six month period ended June 30, 2010, warrant holders exercised 140,000 warrants at $0.10 per share.

Stock plans

The 2004 Equity Incentive Plan, initially established by NewCardio Technologies, Inc., was adopted by the Company in 2007, as amended, and 10.3 million shares were registered on SEC Form S-8 in the first quarter of 2008. At June 30, 2010 there are approximately 0.4 million shares available for grant.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

The 2009 Equity Compensation Plan approved by the Board of Directors on April 15, 2009 and registered on SEC Form S-8 in June 2009, reserved 8.0 million shares of the Corporation’s common stock for the Plan, plus a number of shares annually as of April 15th of each year as shall equal ten (10%) percent of the issued and outstanding common stock, on a fully diluted basis. At June 30, 2010, the total reserve is approximately 12.6 million shares; approximately 9.6 million shares are available for grant. Effective in May 2010, the Board amended this provision to limit the reserve each April 15th to 10% of the then outstanding stock on a fully diluted basis (including warrants, options, RSUs, and Convertible Securities) but not less than 1 million over last year’s reserve.

Non-Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	130,396	4.24	$0.01	129,770	$0.01
0.02	171,231	5.76	0.02	149,893	0.02
0.22	819,172	7.61	0.22	787,297	0.22
0.80	429,000	8.12	0.80	196,627	0.80
1.16	25,000	8.08	1.16	5,209	1.16
2.25	150,000	7.68	2.25	84,375	2.25
Total	1,724,799	7.31		1,353,171

 Transactions involving stock options issued to non employees are summarized as follows:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	1,408,355	$1.44
Granted	165,000	0.85
Exercised	(168,211)	(0.05)
Canceled or expired	-	-
Outstanding at December 31, 2009:	1,405,144	1.10
Granted	-
Employment status change	735,000	0.22
Exercised	(15,345)	(0.02)
Canceled or expired	(400,000)	(2.00)
Outstanding at June 30, 2010:	1,724,799	$0.52

The fair value of all non-employee options vesting during the  month periods ended June 30, 2010 and 2009 of $110,380 and $88,120, respectively was charged to current period operations.

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	3.54	$0.001	100,000	$0.001
0.01	300,000	6.03	0.01	294,792	0.01
0.02	880,000	6.69	0.02	880,000	0.02
0.22	1,000,000	7.40	0.22	861,108	0.22
0.78	40,000	9.38	0.78	-	0.78
0.80	4,310,000	8.07	0.80	2,113,129	0.80
0.98	500,000	9.96	0.98	-	0.98
1.00	50,000	9.92	1.00	-	1.00
1.32	450,000	9.65	1.32	37,504	1.32
1.40	100,000	9.80	1.40	4,167	1.40
Total	7,730,000	7.94		4,290,700

Transactions involving stock options issued to employees are summarized as follows:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	7,105,000	$1.81
Granted	510,000	0.85
Exercised	-	-
Canceled or expired	(250,000)	(0.90)
Outstanding at December 31, 2009:	7,365,000	0.53
Granted	1,100,000	1.16
Employment status change	(735,000)	(0.22)
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2010:	7,730,000	$0.64

During the six month period ended June 30, 2010, the Company granted an aggregate of 1,100,000 stock options with an exercise price from $0.98 to $1.40 per share expiring ten years from issuance. The fair values were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0- %
Volatility	110.77% to 137.67%
Risk free rate:	3.28% to 3.83%

The fair value of all employee options vesting in the six month period ended June 30, 2010 and 2009 of $1,628,912 and $1,640,443, respectively, was charged to current period operations.

Restrictive Stock Units (“RSUs”)

The Company has issued RSUs to certain employees and non employees under the 2009 Equity Compensation Plan.  RSUs issued to date vest in up to 24 months with certain acceleration clauses, as defined by the 2009 Equity Compensation Plan.

Employees

Transactions involving employee RSUs are summarized as follows:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	-	$-
Granted	1,470,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009:	1,470,000	0.80
Granted	116,614	1.32
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2010:	1,586,614	$0.84

As of June 30, 2010, there was $490,000 of total unrecognized compensation cost related to non vested RSUs granted to employees under the 2009 Equity Compensation Plan, which is expected to be recognized ratably over a weighted-average period of 2 years ending April 2011.

During the six month period ended June 30, 2010, the Company granted 116,614 RSUs to employees under the 2009 Equity Compensation Plan.  These RSUs vested immediately and were charged to current period operations

The fair value of all employees RSUs vesting during the six month period ended June 30, 2010 of $447,930 was charged to current period operations.

Non employees

Transactions involving non employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	-	$-
Granted	105,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009:	105,000	0.80
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2010:	105,000	$0.80

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

As of June 30, 2010, there was $43,750 of total unrecognized compensation cost related to non vested RSUs granted under the 2009 Equity Compensation Plan granted to non employees based on the fair value of the Company’s common stock at reporting date.  The fair value is expected to be recognized based on the fair value of the Company’s common stock over a weighted-average period of 2 years.

The fair value of all non employees RSUs vesting during the six month period ended June 30, 2010 of $28,350 was charged to current period operations.

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2010:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 9 — FAIR VALUE (continued)

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Warrant liability	$(2,551,648)	$-	$-	$(2,551,648)
Reset derivative	(553,597)	-	-	(553,597)
Total	$(3,105,245)	$-	$-	$(3,105,245)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of our bifurcated reset provision contained within our Series C stock and the fair value of issued warrants with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2010:

Six Months Ended June 30, 2010
	Warrant Liability	Reset Derivative
Balance, December 31, 2009	$1,078,292	$687,958
Total (gains) losses
Warrants issued with Credit Facility Draw	1,953,227	-
Mark-to-market at June 30, 2010:
- Series C Preferred Stock Reset Derivative		(134,361)
- Warrants issued with Series C Preferred Stock	70,571
- Warrants issued with Credit Facility Draw	(550,443)
Transfers in and/or out of Level 3	—	—

Balance, June 30, 2010	$2,551,648	$553,597

Total gain for the period included in earnings relating to the liabilities held at June 30, 2010	$479,972	$134,261

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 12, 2010, a date that the financial statements were issued.

In July and August 2010, the Company received advances totaling $858,333 under the Credit Facility (see Note 4) and issued Draw-down warrants for the purchase of 858,335 shares of common stock. The 500,001 Draw-down warrants issued in July had an exercise price per share of $0.96 and the 358,334 Draw-down warrants issued in August had an exercise price of $0.85.

In July 2010 two participants in the Credit Line who had declined to advance their respective shares of the requested June 2010 advance, funded those shares, totaling $183,333 and the Company issued Draw-down warrants for the purchase of 183,334 shares of the Company’s common stock at a price per share of $0.96.

The warrants exercise price of 2,500,000 Draw-down warrants issued from March 2010 through July 2010 was reduced to the price of the August 2010 issuance.

In July 2010, as authorized by the shareholders on June 30, 2010, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation increasing to 500,000,000 from 99,000,000 the authorized number of shares of common stock, par value $0.001 per share.

In July 2010 the Company entered into a new $1.5 million credit line arrangement to issue 12% Revolving Debentures due September 30, 2011. The line may be accessed by the Company beginning January 2011.  In connection therewith, the Company issued 750,000 five year common stock purchase warrants with an exercise price of $1.00 per share, a cashless exercise provision and, under certain circumstances, as defined, ratchet price protection with respect to future issuances of equity securities by the Company. No additional warrants are issuable if the Company draws down on the credit facility. All interest under the Debentures will accrue and be payable upon maturity on September 30, 2011.  Draws under this arrangement are subject to certain conditions as defined in the agreement and the advances hereunder would confer certain rights to the purchasers with regard to the Company’s board of directors.

In July 2010, in conjunction with the new credit line arrangement, participants in the Credit Line entered into an amendment with the Company pursuant to which, among other things, extended the maturity date of the debentures issued/issuable thereunder from May 31, 2011 to September 30, 2011 and permitted that any debentures issued under the new credit facility will rank pari passu with debentures issued under the Credit Line. The full $3,000,000 in debentures has been issued under the Credit Line as of the date that these financial statements are issued.

In July 2010 the Company filed with the SEC a request for the withdrawal of its registration statement on Form S-1 (together with all exhibits thereto) filed with the SEC on May 3, 2010 (File No. 333-166477).

In July 2010, the Company issued 25,000 shares of common stock for services rendered at $1.03 per share.

In August 2010, in conjunction with the exercise of 200 shares of Series B Preferred Stock, the Company issued 200,000 shares of its common stock.

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

Overview

Significant highlights for the second quarter of 2010 were as follows:

 Overview

Our activity and spending continued at levels similar to the second quarter of 2009. For the second quarter of 2010 our net cash used in operating activities was $1.5 million compared to $1.4 million in 2009. We added three engineers since June 2009 but have otherwise made no significant changes in our cost structure effective during the quarter. We implemented a cost-reduction plan for the second half of 2010 in mid-June (see below), which will go into effect on July 1, and is planned to be in effect for at least six months, and longer if required by our cash position. Further; as part of this plan, we also implemented management changes to focus on commercialization, with our founder and former CEO now focusing his full time efforts in R&D as a NewCardio Fellow. This quarter we also developed and introduced a new prototype of our telemedicine product, CardioBip, at one of the primary industry trade shows in May 2010. Although we continue for the interim as a ‘development stage company’, we have entered into master service agreements (MSAs) with customers who will be using our initial product, QTinno™, our automated cardiac safety solution, which are expected to start generating revenue in the coming months. We have generated $70,000 of revenues in 2010 from the sale of implementation kits and professional services related to QTinno as our customers get ready to conduct automated cardiac safety studies, which are expected to generate additional revenues pursuant to the MSAs, on a study-by-study basis. We have funded our operations largely from the proceeds of our equity financings from December 2007 through September 2009 and our July 2009 $3 million credit facility. At June 30, 2010, $1.2 million remained under this facility. We subsequently completed the final draw downs in July and August 2010 and entered into a new credit facility with the same three investors who funded the July 2009 facility.  The new facility is an additional $1.5 million line which we can access in 2011. See further discussions in the liquidity section below.

We took steps in mid-June to strengthen our financial position by reducing cash usage of $1.5 million per quarter for each of the first two quarters by 30-35% over the next 3 to 6 months beginning July 2010. In connection with his promotion to President and CEO in June 2010, Mr. Renz implemented company-wide salary reductions of up to 30%, negotiating similar reductions from our current external consultants and vendors, and limiting discretionary spending. We expect that our current cash on hand and expected revenues in the latter half of this year will be sufficient to fund our operations through most, if not all, of 2010.

Since the official launch of the initial release of QTinno last year we have expanded sales and marketing efforts to focus on three distinct “customers” in order to accelerate market awareness, acceptance and adoption of QTinno for use in early phase QT studies.  The first group includes any and all  clinical trial service providers, such as clinical research organizations (CROs), ECG core labs, and clinical pharmacology units (CPUs) who would be our direct customers, as they would be entering into licensing agreements in order to integrate QTinno into their current product and service offerings, enabling them to expand their revenue and profit potential through the delivery of automatic cardiac safety analysis in the early phase QT/TQT studies they are conducting for their Pharma sponsor customers.  The second includes indirect customers, primarily Pharma sponsors or any drug development organization, which will be looking to adopt the automated cardiac safety methodology for their early phase QT/TQT studies through our direct customers, their clinical trial service providers. This effort, done both with our customers as well as on our own, ensures that there is a growing level of awareness and interest in automated cardiac safety solutions, and specifically in QTinno, throughout the clinical trial industry.  Our third group includes the regulatory authorities, in particular the FDA, as well as the key industry groups, such as the Cardiac Safety Research Consortium (CSRC), with a focus on working in collaboration with them to share both the current performance of QTinno, as well as the future potential to advance the current state of cardiac safety analysis.  We have met twice in the past year with the FDA, specifically the Interdisciplinary Review Team (IRT) to present the results of our validation efforts as well as our efforts in developing new cardiac safety markers.  In addition, we are working closely with the CSRC, as we are the only automated cardiac safety solution provider that has stepped up to validate their solution against their blinded data sets.  We have recently completed our validation efforts, and have submitted them to the CSRC for their review and analysis.  (We believe that the reluctance for others to submit to this rigorous validation is the requirement to agree, prior to initiating the validation process, to publicly publish the results of the CSRC analysis.  Our confidence in the solution, based on the validation results we have had to date, made this an easy decision for us.) In addition to these focused sales and marketing efforts, we have increased our involvement at key industry trade conferences, to include presentations, abstracts and posters, which we believe has clearly identified us, and QTinno, based on our advanced 3-D technology, to be one of the primary thought leaders in the transition from the current manual and semi-automated methodologies to a more accurate, timely and cost effective automated methodology.  This awareness, as well as the recent positive signs that the early phase market is returning somewhat from the pre-recession level of activity, has resulted in a growing number of requests for QTinno presentations, which lead us to be optimistic about our potential to capture growing market share in the balance of 2010.

Ultimately, the most important result from these collaborations/interactions will be our ability to turn them into revenue generating opportunities by securing MSAs with clinical trial service providers, and identifying forward thinking Pharma sponsors who understand the benefits of adopting QTinno to replace the current cardiac safety manual and/or semi-automatic methodologies for TQT studies. Our ability to provide implementation assistance, though our extensive ECG core lab experience and implementation kits, in order to accelerate our customer’s organizational readiness in being fully prepared for delivering quality cardiac safety studies, through QTinno, in addition to the quality of the solution, has been a major benefit in securing MSA’s with key industry leaders. To date, we have been able to secure MSA’s with some of the largest clinical trial service providers, to include a mix of CRO’s, ECG core labs and CPU’s. We have established a solid footprint which we feel positions us well to be able to identify and capture a significant number of studies as the early phase market volume starts to come back over the next 12 months.  Most recently, we have completed our first revenue generating study, and signed a second, both of which will generate revenues in the third quarter of 2010.

Research and Development

QTinno

            QTinno has been clinically validated at this time with both internal and external clinical studies. Results showed that QTinno’s automated determination and the current “gold standard” high quality manual measurement were virtually identical (less than 1 millisecond difference), and individual measurements showed a high degree of precision (standard deviation of well under 10 milliseconds between the two approaches).

We presented our study results from QTinno on moxifloxacin, or moxi, data received from the Cardiac Safety Research Consortium (CSRC) at both a CSRC-sponsored symposium, which included representatives from the FDA, as well as to the IRT at the FDA. Moxi data is a required control parameter for all TQT studies submitted to the FDA warehouse as part of the Cardiac Safety drug evaluation process as required in Phase I drug studies, and the primary proof for validation of a cardiac safety methodology is that it detects the “moxi”, thereby presenting the :moxi” profile for a study. QTinno’s results showed good correlation with the original core lab results on the standard moxifloxicin curve with significantly reduced variability as compared to the core lab’s manual or semi-automatic results, which is exactly what they are looking for in determining the validation status of a methodology, such as QTinno.

We continue to be aggressive in our validation efforts, primarily working with potential customers, as it has become a primary tool in proving the superior quality and performance of QTinno, and ultimately helping us to secure opportunities for future revenue generating studies.  We are currently working internally on 3 significant validation efforts, 2 with Pharma sponsors, with the goal of publishing peer reviewed papers on the results received in applying advanced technology/techniques to the current cardiac safety practice.  The third, as mentioned above, is the validation that we are performing with the CSRC blinded data set, which is data specifically selected by the CSRC from a previous TQT study performed by an ECG core lab and submitted to the FDA ECG warehouse, which will also result in a publication documenting QTinno’s results.

As a software product, we will continue to release new enhancements and new versions of QTinno.  During the second quarter, we have released QTinno 1.0.3, a new version of the product that enhanced automated annotation of ECG morphology findings. We plan for other releases during 2011, including the ability to process 24 hours of Holter data used in a complete TQT study, as well as providing automated ECG extractions and advanced project management/data management functionality to support the seamless integration of QTinno into our clinical trial service providers’ operational workflow.

 CardioBip and Cardio3KG

We believe there is emerging opportunity in telemedicine with remote patient monitoring, especially using a wireless device that will provide information equivalent to a standard 12-lead ECG. We have had 40 such prototype CardioBip units operating in Belgrade, Serbia, collecting 3-D ECG data and wirelessly transmitting them to a 24-hour on-call cardiology center for review. More than 2,500 successful ECG data transmissions from more than 100 patients have been completed to date. As more fully discussed in the “Product Development” section below, we completed two successful pilot studies – one focused on patients with coronary artery disease; the other in regards to monitoring atrial fibrillation trends prior to and post cardio version treatment. During second quarter, we initiated a third study that uses CardioBip for remote monitoring of patients that underwent cardiac ablation procedures for the treatment of atrial fibrillation.

Based on the results of these initial studies, we are now working on the second generation version of CardioBip, a Bluetooth-enabled version, which was successfully demonstrated at one of our primary trade shows in May 2010, the HRS or Heart Rhythm Society. At the same conference, results from the atrial fibrillation pilot study were discussed during an oral presentation, as part of the Scientific Sessions. We expect to use this version and create a fully functional, fully documented system that will be used to conduct the necessary clinical trials to file for 510(k) premarket notification in 2011. We expect that this will be our second product to come to market.

In addition, this quarter, we announced that two of our recent medical and technical submissions have been accepted for presentation at the 32nd Annual International Conference of the IEEE Engineering in Medicine and Biology Society conference. The two papers: “Wireless Transmission of Reconstructed 12-Lead ECGs in the Remote Monitoring of Atrial Fibrillation” and “Wireless Remote Monitoring of Myocardial Ischemia Using Reconstructed 12-Lead ECGs” will be presented during the conference to be held August 31st through September 4th, 2010, in Buenos Aires, Argentina.

We continue to file additional patent applications on a regular basis.  This quarter, we filed two Patent Cooperation Treaty (PCT) applications intended to extend international protection for aspects of our 3-D ECG platform technologies related to QTinno and CardioBip.

Our third product is Cardio3KG, a software product whose first deployment is expected to be in the emergency room. We continue to study Cardio3KG internally by evaluating its performance in ECGs from patients undergoing evaluation for acute chest pain and presenting at the emergency room, and in this regard one of our new hires was an engineer with extensive background in this technology. We are initially focusing directly on the algorithmic work and the potential of the product for significantly improving the diagnosis of myocardial infarction (MI), commonly referred to as a heart attack. We recently acquired two new ECG databases with data from emergency room all comers. These new internal databases are being used to confirm the degree of increased performance of Cardio3KG with respect to that of expert human readers. Our goal is to create a software product that will offer improvements in accuracy compared to the results of traditional ECGs that do not use our 3-D platform technology. During this quarter, recent results from blinded tests conducted on these newly acquired ECG databases confirmed Cardio3KG’s increased performance in detecting MI. These results give us confidence in our current plan, which is to continue research and development with the objective being to conduct the necessary clinical trials and file for 510(k) premarket notification and become our third product to market.

As we continue to look at strategic partnerships and other such endeavors, the timing and nature of these developments may change and we would expect such transactions to accelerate the development of these solutions and the 3-D platform in general.

Comparison of Results of Operations for the Three and Six Months Ended June 30, 2010 and June 30, 2009

Selected results of operations for the three and six months ended June 30, 2010 and June 30, 2009 were as follows:

Financial Condition and Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue	$21,077	$-	$70,118	$-
Cost of sales	36,435	-	46,531	-
Gross (loss) profit	(15,358)	-	23,587	-
Operating expenses:
Selling, general and administrative	1,645,112	1,863,714	3,547,122	3,406,207
Depreciation	19,884	14,054	38,745	23,308
Research and development	1,037,614	749,549	1,925,688	1,542,421
Total operating expenses	2,702,610	2,627,317	5,511,555	4,971,936
Net loss from operations	(2,717,968)	(2,627,317)	(5,487,968)	(4,971,936)
Other income (expense):
Gain on change in fair value of warrant liability and reset derivative	1,880,553	-	614,233	-
Amortization of commitment fees	(541,318)	-	(781,443)	-
Other financing costs	(60,000)	-	(85,000)	-
Interest, net	(27,408)	8,042	(41,113)	22,933
Total other income (expense)	1,251,827	8,042	(293,323)	22,933
Net loss before income taxes	(1,466,141)	(2,619,275)	(5,781,291)	(4,949,003)
Provision for income taxes	-	-	-	-
Net loss attributable to common shareholders	$(1,466,141)	$(2,619,275)	$(5,781,291)	$(4,949,003)

Quarter ended June 30, 2010 and 2009

Selected results of operations for the three months ended June 30, 2010 and June 30, 2009 were as follows:

Revenues were $21,000 in the quarter ended June 30, 2010 and represented professional services associated with the deployment of QTinno for use in the cardiac safety component of a drug development study. Cost of goods was $36,000 due to maintenance costs of our service center, in addition to the labor costs associated with the services. We consider the $15,000 negative gross margin a cost of starting up the revenue cycle. There are no comparable numbers in 2009.

Selling, general and administrative expenses decreased 12% to $1,645,000 for the quarter ended June 30, 2010, a decrease of $219,000 from $1,864,000 in 2009.  The change is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation totaled $811,000 in the quarter ended June 30, 2010, up $17,000 from $794,000 a year ago. The balance of the spending is primarily for human resources, both employees and consultants, and related travel expenses. General and administrative expense spending were $435,000 in the quarter ended June 30, 2010, a decrease of $165,000 from $600,000 in 2009. The primary causes of the decrease are upfront payments to investment bankers regarding both financing and strategic partner endeavors in 2009. Selling expenses in the quarter ended June 30, 2010 were $399,000 compared to $469,000 in the quarter ended June 30, 2009, a decrease of $70,000. There were higher start-up related costs in 2009 as we were getting ready for the commercial launch

Research and development expenses grew 38% to $1,038,000 for the quarter ended June 30, 2010, an increase of $288,000 from $750,000 in 2009.  Stock based compensation totaled $565,000 in the quarter ended June 30, 2010, up $200,000 from $365,000 a year ago. R&D spending increased $88,000 from $473,000 compared to $385,000 in the quarter ended June 30, 2009. In addition to ongoing development work for QTinno, we developed and introduced a new prototype of our telemedicine product, CardioBip, at one of the primary industry trade shows in May 2010. There is also a continuing focus in IP-related costs and in this regard we continue to file new patent applications for our 3-D software platform.

Our equity compensation agreements with non-employees are under terms and conditions consistent with the requirements of Accounting Standards Codification subtopic 505-50, Equity, Equity-Based Payments to Non-Employees (“ASC 505-50”).  We compensate non-employee consultants for services using equity or cash or a combination of both. Further, stock options and restricted stock units (RSUs) are an element of employee compensation.  Total stock based compensation as discussed above is expected to have a material effect on our results of operations during the next 12 months. On the administrative side, we use stock and stock option grants for consultants primarily in support of our investor relation programs providing public market information.  On the research side, we use consultants for both the technical development of our products and also for support of our clinical development process.

The gain on change in the fair value of our warrant liability and convertible preferred stock reset derivative liability in the quarter ended June 30, 2010 of $1,881,000 represents a mark–to-market at quarter end due primarily to the decrease in the market value of our common stock from March 31, 2010. The underlying preferred stock and warrants were issued in September 2009.  The amortization of commitment fees includes the non-cash cost of warrants issued with the July 2009 credit facility, including warrants subsequently issued as we draw down on the line. Other financing costs include related legal and accounting fees with the transactions. There was no comparable income/expense in the quarter ended June 30, 2009.

Interest, net of a $27,000 expense in the quarter ended June 30, 2010 compares to $8,000 in income last year and is primarily related to borrowings from our 12% credit facility in 2010 and interest income on our cash balances.   Our cash reserves have decreased and we began borrowing in 2010.

Six months ended June 30, 2010 and 2009

Selected results of operations for the six months ended June 30, 2010 and June 30, 2009 were as follows:

Selling, general and administrative expenses increased 4% to $3,547,000 for the six months ended June 30, 2010, an increase of $141,000 from $3,406,000 in 2009.  The increase is made up of both cash and stock-based compensation to key consultants and executives. In the first six months of 2010, $1,697,000 was non-cash expense, compare to $1,516,000 in 2009. For the first six months of 2010, general and administrative expense spending, primarily for human resources-related costs totaled $971,000 compared to $1,015,000 in 2009, an decrease of $44,000.  2010 included larger investor relations programs offset by the net upfront payments to investment bankers in 2009. Selling expenses for the six months ended June 30, 2010 were $879,000 compared to $875,000 for the six months ended June 30, 2009, an increase of $4,000.

Research and development expenses grew 25% to $1,925,000 for the six months ended June 30, 2010, an increase of $383,000 from $1,542,000 in 2009.  For the six months ended June 30, 2010, $986, 000 was stock-based compensation, up from $858,000 in the same period a year ago. The balance of the expenses was primarily human resource-related, totaling $940,000 in the first six months of 2010, an increase of $82,000 from $858,000 in the six months ended June 30, 2009. In 2010 we developed and introduced a new prototype of our telemedicine product, CardioBip, at one of the primary industry trade shows in May 2010.

Gain on change in fair value of warrant liability and reset derivative in the six months ended June 30, 2010 of $614,000 represents a mark-to-market at quarter end due primarily to the decrease in the market value of our common stock since December 31, 2009. The amortization of commitment fees of $781,000 includes the non-cash cost of warrants issued with the July 2009 credit facility, including warrants subsequently issued as we draw down on the line. Other financing costs include related legal and accounting fees with the transactions. Other financing costs include related legal and accounting fees with the transactions. There was no comparable income/expense in the six months ended June 30, 2009.

Interest, net of a $41,000 expense for the six months ended June 30, 2010 compares to $23,000 in income last year and is primarily related to borrowings from our 12% credit facility in 2010 and interest income on our cash balances.   Our cash reserves have decreased and we began borrowing in 2010.

Liquidity and Capital Resources

 We have limited capital and limited capital resources.  We have incurred a net loss of $33.9 million from our inception in September 2004 through June 30, 2010 of which $14.6 million represents cash used in operating activities.

            As of June 30, 2010, we had $180,000 in cash. We will supplement these funds through our July 2009 $3 million credit facility with three of our existing shareholders, one of which is represented on the Board of Directors.  We borrowed $1.3 million from the facility in the current quarter, and borrowed the balance of $1.2 million that remained at June 30, 2010 in July and August 2010. The $3 million plus accrued interest is due and payable September 30, 2011, as amended. With these funds, we believe we have resources to sufficiently fund our operations and business plan for most, if not all of 2010.

We entered into a new $1.5 million facility with the same investors/shareholders who provided the $3 million facility.  These monies are available under the terms of the new credit facility beginning January 2011. The purpose of this facility is to ensure the Company has sufficient funding to support the current infrastructure should the QTinno revenue ramp not meet the current assumptions and/or our funding efforts take longer than expected.  The facility, when combined with the expense reductions under the expense management plan, provide the Company with approximately 12 months of operating funds.  This facility is being provided by the existing investors that participated in the July 2009 credit line.  Borrowings under this facility will also come due September 30, 2011. This $1.5 million credit facility is part of a series of steps designed to improve our ability to identify and attract potential strategic relationships and/or investors that will enable us to accelerate  the investments required to commercialize, at a minimum, the second and third solutions (CardioBip for cardiac telemedicine applications and Cardio3KG for the urgent care market) driven by our 3-D platform technology in a timely manner.

We have retained an investment advisory firm with extensive experience in the pharmaceutical, biotechnology and medical device industries in connection with these efforts. In exploring strategic relationships, we will be open to opportunities which may provide capital and/or other resources for the further development, marketing and/or support of our solutions, with a specific focus on CardioBip and Cardio3KG. The structure of any potential strategic relationship has not been defined and there can be no assurance that we will be successful in obtaining such additional funding.

In June 2010 we promoted our President and Chief Operating Officer to Chief Executive Officer and elected him to the Board of Directors as part of a planned succession designed to facilitate our continuing transition to a commercial enterprise. Our former CEO is now focusing his efforts, full time, in the areas of technology and product development, serving as a NewCardio Fellow and reporting to the Chairman of the Board.  As part of this transition, the CEO implemented company-wide expense management program which included salary reductions of up to 30%, and negotiated similar reductions from our current external consultants and vendors, and is limiting discretionary spending. As a result of these actions, we reduced our current spending, which averaged $505,000 per month in the first half of 2010, by 30-35%.

Due to our brief history and historical operating losses our current operations have not been a source of working capital and are not a source after the cost measures implemented effective July 2010. We believe that we will continue to incur net losses and negative cash flow from operating activities into 2011. We have met our cash requirements to date through the private placement of common stock, the exercise of stock options, the private placement of preferred stock, the issuance of convertible notes, and more recently, borrowings from the July 2009 credit facility We have raised net equity of approximately $13 million since inception, most of which was raised in our December 2007 private placement and related 2008 warrant exercises as well as the September 2009 Series C Preferred Stock financing.

Our continued operations depend on raising additional capital, which could include the new $1.5 million credit facility, but  is currently planned and expected to come through strategic relationships that could include an equity investment or other business (e.g. licensing) or financing mechanisms.  We need to obtain additional capital in order to continue to support  operations, which include both commercial (i.e. QTinno) and development (i.e. CardioBip and Cardio3KG) activity until we are able to generate sufficient liquidity from operations. We may experience fluctuations in operating results in future periods due to a variety of factors, including our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, and general economic conditions as well as those specific to our industry. This would also include our ability to obtain additional financing in a timely manner and on terms favorable to us. There can be no assurance that additional capital will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. We currently have no commitments for any additional capital beyond the $1.5 million credit facility.

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

Our registered independent certified public accountants have stated in their report dated February 23, 2010 (except for Note 14 to those financial statements, as to which the date is April 30, 2010) that we have incurred operating losses in the last two years, and that we are dependent upon the management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern. This statement in the accountants’ report may make it more difficult to obtain future financing.

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

In 2010 the redemption feature described above expired; therefore the Series C preferred stock was reclassified to the equity section for balance sheet presentation.

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

Inflation

Our opinion is that inflation has not had a material effect on our operations and is not expected to have any material affect on our operations.

 Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material affect on our operations.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

In April 2010, in conjunction with the exercise of 1,000 shares of Series B Preferred Stock, the Company issued 1,000,000 shares of its common stock and in conjunction with the exercise of 300 shares of Series B Preferred Stock; the Company issued 300,000 shares of its common stock.

In connection with the exercise of J warrants in December 2008, the Company agreed to re-acquire 1,896 shares of Series B Preferred Stock (Put Option) for a sum of $800,280 (net $744,280). This Put Option, as amended, would have allowed the holder this option for 30 days after June 30, 2010.  If the holder did not exercise the Put Option by July 30, 2010, or certain factors eliminated the Put Option right, the option expires. The conversion of the 300 Preferred B Preferred Stock (see above) effectively terminated this Put Option as the holder of the option no longer has sufficient shares required to exercise the option. The $744,280 net put liability was therefore reclassified to shareholders’ deficit during the quarter.

In April 2010, the Company received a $500,000 advance under the Credit Facility and issued Draw-down warrants for the purchase of 500,001 shares of common stock at an exercise price per share of $1.20.

In April 2010, the Company issued 30,000 shares in connection with the exercise of 32,885 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In May 2010, the Company received a $500,000 advance under the Credit Facility and issued Draw-down warrants for the purchase of 500,001 shares of common stock at an exercise price per share of $1.24.

In May 2010, the Company issued 30,000 shares in connection with the exercise of 32,609 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In June 2010, the Company issued 548,193 shares in connection with the exercise of 611,826 warrants to purchase the Company’s common stock at $0.10 per share.  The warrants were exercised on a cashless basis.

In June 2010, the Company issued 140,000 shares in connection with the exercise of 140,000 warrants to purchase the Company’s common stock at $0.10 per share.

In June 2010, the Company issued 30,000 shares of common stock for services rendered at approximately $1.03 per share.

In June 2010, the Company received a $316,667 advance under the Credit Facility and issued Draw-down warrants for the purchase of 316,667 shares of common stock at an exercise price per share of $0.98. The warrants exercise price of 2,000,000 Draw-down warrants issued from March 2010 through May 2010 was reduced to the price of the June 2010 issuance.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

In July and August 2010, the Company received advances totaling $858,333 under the Credit Facility and issued Draw-down warrants for the purchase of 858,335 shares of common stock. The 500,001 Draw-down warrants issued in July had an exercise price per share of $0.96 and  the 358,334 Draw-down warrants issued in August had an exercise price of $0.85.

In July 2010 two participants in the Credit Line who had declined to advance their respective shares of the requested June 2010 advance, funded those shares, totaling $183,333 and the Company issued Draw-down warrants for the purchase of 183,334 shares of the Company’s common stock at a price per share of $0.96.

The warrants exercise price of 2,500,000 Draw-down warrants issued from March 2010 through July 2010 was reduced to the price of the August 2010 issuance.

In July 2010, as authorized by the shareholders on June 30, 2010, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation increasing to 500,000,000 from 99,000,000 the authorized number of shares of common stock, par value $0.001 per share.

In July 2010 the Company entered into a new $1.5 million credit line arrangement to issue 12% Revolving Debentures due September 30, 2011. The line may be accessed by the Company beginning January 2011.  In connection therewith, the Company issued 750,000 five year common stock purchase warrants with an exercise price of $1.00 per share, a cashless exercise provision and, under certain circumstances, as defined, ratchet price protection with respect to future issuances of equity securities by the Company. No additional warrants are issuable if the Company draws down on the credit facility. All interest under the Debentures will accrue and be payable upon maturity on September 30, 2011.  Draws under this arrangement are subject to certain conditions as defined in the agreement and the advances hereunder would confer certain rights to the purchasers with regard to the Company’s board of directors.

In July 2010, in conjunction with the new credit line arrangement, participants in the Credit Line entered into an amendment with the Company pursuant to which, among other things, extended the maturity date of the debentures issued/issuable thereunder from May 31, 2011 to September 30, 2011 and permitted that any debentures issued under the new credit facility will rank pari passu with debentures issued under the Credit Line. The full $3,000,000 in debentures has been issued under the Credit Line as of the date that these financial statements are issued.

In July 2010 the Company filed with the SEC a request for the withdrawal of its registration statement on Form S-1 (together with all exhibits thereto) filed with the SEC on May 3, 2010 (File No. 333-166477).

In July 2010, the Company issued 25,000 shares of common stock for services rendered at $1.03 per share.

In August 2010, in conjunction with the exercise of 200 shares of Series B Preferred Stock, the Company issued 200,000 shares of its common stock.

Item 6.	Exhibits.

3.1(a)	Certificate of Incorporation of EP Floors, Inc., incorporated by reference to Exhibit 3.1a to Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006.
3.1(b)	Amended Certificate of Incorporation of EP Floors, Inc., incorporated by reference to Exhibit 3.1b to Registrant’s Registration Statement on Form SB-2 filed March 22, 2006.
3.1(c)	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008.
3.1(d)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1(d) to Registrant’s Form 8-K filed on July 29, 2010.
3.19(d)	Amended and Restated Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1/A filed with the SEC on July 24, 2008..
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit No. 3.2 of Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006.
3.3(a)	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on January 4, 2008.
3.3(a) - 1	Amendment to Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 4.9 of Registrant’s Form 8-K filed on December 3, 2008.
3.3(b)	Certificate of Designation of Series B Preferred Stock, incorporated by reference to Exhibit 4.10 of Registrant’s Form 8-K filed on December 3, 2008.
3.4(a)	Charter of the Audit Committee of the Board of Directors, incorporated by reference to Exhibit 3.5(a) to Registrant’s Form 10-K, filed on February 24, 2010.
3.4(b)	Charter of the Compensation Committee of the Board of Directors, Certificate of Designation of Series A Preferred Stock Exhibit 3.5(a) to Registrant’s Form 10-K, filed on February 24, 2010.
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

10.29
Amendment to Securities Purchase Agreement for $3 million Credit Line, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed by the Company with the SEC on December 30, 2009.

10.30	Amendment to Securities Purchase Agreement (Credit Line), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2010.

10.31	Branislav Vajdic Amended Employment Agreement.*
10.32	Vincent Renz Amended Employment Agreement.*
10.33	Fourth Amendment to Securities Purchase Agreement for $3 million Credit Line, incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed on July 29, 2010.
10.34	Securities Purchase Agreement, dated July 28, 2010 for $1.5 million Credit Line, incorporated by reference to Exhibit 10.37 to Registrant’s Form 8-K filed on July 29, 2010.
10.35	Form of Master Services Agreement, incorporated by reference by Exhibit 10.35 to Registrant’s Form 8-K filed on August 5, 2010.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

Date: August 12, 2010	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer