Form 10-Q
period 2010-09-30
NewCardio, Inc.
filed 2010-11-15
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at November 15, 2010
Common Stock, $0.001 Par Value	29,937,698

NEWCARDIO, INC.

NEWCARDIO, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2010 (Unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2010 and September 30, 2009 and for the period September 7, 2004 (date of inception) to September 30, 2010	4

	Unaudited Condensed Consolidated Statements of Stockholders (Deficit) Equity –Nine Months Ended September 30, 2010	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and September 30, 2009 and for the period September 7, 2004 (date of inception) to September 30, 2010	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4.	Controls and Procedures	38

PART II	Other Information

Item 1	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Removed and Reserved	38

Item 5	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		41

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.

FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$1,005,320	$1,386,007
Short term investment	-	25,010
Accounts receivable, trade	86,053	-
Prepaid expenses	97,484	111,871
Prepaid commitment fees	2,451,754	556,875
Total current assets	3,640,611	2,079,763

Property, plant and equipment, net of accumulated depreciation of $138,231 and $79,041 as of September 30, 2010 and December 31, 2009, respectively	173,315	198,955

Other assets:
Patent costs, net	15,986	-
Deposits	22,600	22,600

	$3,852,512	$2,301,318

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$482,297	$480,152
Unearned revenue	1,500	-
Line of credit	3,000,000	-
Put liability	-	744,280
Total current liabilities	3,483,797	1,224,432

Warrant liability	1,683,102	1,078,292
Reset derivative	-	687,958
Total liabilities	5,166,899	2,990,682

Preferred shares subject to liability conversion	-	784,010

Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 12,250 and 16,435 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	12	16
Preferred stock Series C, $0.001 par value; 7,000 shares designated; 2,920 and -0- shares issued and outstanding as of September 30, 2010 and December 31, 2009 , respectively	3	-
Preferred stock Series D, $0.001 par value; 1,000 shares designated; no shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 500,000,000 and 99,000,000 shares authorized as of September 30, 2010 and December 31, 2009, respectively; 29,871,857 and 24,290,279 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	29,872	24,290
Stock subscription	500,000	-
Additional paid in capital	37,371,015	29,432,680
Deficit accumulated during development stage	(39,215,289)	(30,930,360)
Total stockholders' deficit	(1,314,387)	(1,473,374)

	$3,852,512	$2,301,318

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From September 7, 2004
	Three months ended September 30,		Nine months ended September 30,		(date of inception) through
	2010	2009	2010	2009	September 30, 2010
Revenue	$99,210	$-	$169,328	$-	$169,328
Cost of sales	37,937	-	84,468	-	84,468
Gross (loss) profit	61,273	-	84,860	-	84,860

Operating expenses:
Selling, general and administrative	1,185,170	1,538,141	4,732,292	4,821,003	16,296,612
Depreciation	20,446	17,941	59,191	41,249	138,232
Research and development	748,401	796,168	2,674,089	2,338,589	9,007,193
Total operating expenses	1,954,017	2,352,250	7,465,572	7,200,841	25,442,037

Net loss from operations	(1,892,744)	(2,352,250)	(7,380,712)	(7,200,841)	(25,357,177)

Other income (expense)
Gain (loss) on change in fair value of warrant liability and reset derivative	97,473	(748,941)	711,706	(748,941)	(3,393,303)
Amortization of commitment fees	(626,352)	(170,156)	(1,407,795)	(170,156)	(1,577,951)
Other financing costs	(1,655)	(10,000)	(86,655)	(133,345)	(5,034,951)
Interest, net	(80,360)	1,051	(121,473)	23,984	(1,034,197)

Net loss before income taxes	(2,503,638)	(3,280,296)	(8,284,929)	(8,229,299)	(36,397,579)

Provision for income taxes	-	-	-	-	-

Net loss	(2,503,638)	(3,280,296)	(8,284,929)	(8,229,299)	(36,397,579)

Preferred stock dividend	-	(109,986)	-	(109,986)	(4,356,048)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,503,638)	$(3,390,282)	$(8,284,929)	$(8,339,285)	$(40,753,627)

Net loss per share-basic and fully diluted	$(0.08)	$(0.14)	$(0.29)	$(0.35)

Weighted average number of shares-basic and fully diluted	29,520,144	23,882,507	28,126,775	23,607,055

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From January 1, 2010 through September 30, 2010
(unaudited)
											Deficit
											accumulated
	Preferred								Additional		during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	Stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance, January 1, 2010	-	$-	16,435	$16	-	$-	24,290,279	$24,290	$29,432,680	$-	$(30,930,360)	$(1,473,374)
Common stock issued in January 2010 at $0.72 per share for services rendered	-	-	-	-	-	-	145,000	145	104,255	-	-	104,400
Common stock issued in January 2010 for conversion of Series B preferred stock	-	-	(2,185)	(1)	-	-	2,185,000	2,185	(2,184)	-	-	-
Exercise of warrants on a cashless basis	-	-	-	-	-	-	698,193	698	(698)	-	-	-
Common stock issued in connection with options exercised at $0.22 per share in March 2010	-	-	-	-	-	-	2,000	2	438	-	-	440
Common stock issued in connection with options exercised at $0.01 per share in March 2010	-	-	-	-	-	-	6,250	7	56	-	-	63
Common stock issued in connection with options exercised at $0.02 per share in March 2010	-	-	-	-	-	-	7,095	7	135	-	-	142
Common stock issued in March 2010 for conversion of Series B preferred stock	-	-	(500)	(1)	-	-	500,000	500	(499)	-	-	-
Fair value of vested options issued for services rendered	-	-	-	-	-	-	-	-	2,625,497	-	-	2,625,497
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	-	-	21,620	-	-	21,620
Fair value of vested restricted stock units issued for services rendered	-	-	-	-	-	-	-	-	477,750	-	-	477,750
Fair value of restricted stock units issued in February 2010 for services rendered	-	-	-	-	-	-	-	-	153,932	-	-	153,932
Fair value of warrants issued for services rendered	-	-	-	-	-	-	-	-	161,998	-	-	161,998
Reclassification of Series C preferred stock as equity instrument	-	-	-	-	2,920	3	-	-	784,007	-	-	784,010
Subtotal	-	$-	13,750	$14	2,920	$3	27,833,817	$27,834	$33,758,987	$-	$(30,930,360)	$2,856,478

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
From January 1, 2010 through September 30, 2010
(unaudited)

											Deficit
											accumulated
	Preferred								Additional		during
	Preferred Series A		Preferred Series B		Preferred Series C		Common		Paid in	Stock	development
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	stage	Total
Balance forward	-	$-	13,750	$14	2,920	$3	27,833,817	$27,834	$33,758,987	$-	$(30,930,360)	$2,856,478
Common stock issued in April 2010 for conversion of Series B preferred stock	-	-	(1,300)	(2)	-	-	1,300,000	1,300	(1,298)	-	-	-
Common stock issued in connection with warrants exercised at $0.10 per share in June 2010	-	-	-	-	-	-	140,000	140	13,860	-	-	14,000
Common stock issued in June 2010 at $1.03 per share for services rendered	-	-	-	-	-	-	30,000	30	30,870	-	-	30,900
Reclassify expiry of put liability	-	-	-	-	-	-	-	-	800,280	-	-	800,280
Common stock issued in July 2010 at $1.03 per share for services rendered	-	-	-	-	-	-	25,000	25	25,725	-	-	25,750
Common stock issued in July 2010 at $0.90 per share for services rendered	-	-	-	-	-	-	3,000	3	2,697	-	-	2,700
Common stock issued in August 2010 for conversion of Series B preferred stock	-	-	(200)	-	-	-	200,000	200	(200)	-	-	-
Common stock issued in connection with options exercised at $0.01 per share in August 2010	-	-	-	-	-	-	19,479	19	175	-	-	194
Common stock issued in connection with options exercised at $0.22 per share in August 2010	-	-	-	-	-	-	50,561	51	11,073	-	-	11,124
Common stock issued in September 2010 for services rendered	-	-	-	-	-	-	270,000	270	54,729	-	-	54,999
Stock subscription	-	-	-	-	-	-	-	-	-	500,000	-	500,000
Reclassify initial fair value of warrants at expiry of reset provision	-	-	-	-	-	-	-	-	2,674,117	-	-	2,674,117
Net loss	-	-	-	-	-	-	-	-	-	-	(8,284,929)	(8,284,929)
Balance, September 30, 2010	-	$-	12,250	$12	2,920	$3	29,871,857	$29,872	$37,371,015	$500,000	$(39,215,289)	$(1,314,387)

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From September 7, 2004
	Nine months ended September 30,		(date of inception) through
	2010	2009	September 30, 2010
Cash flows from operating activities:
Net loss for the period	$(8,284,929)	$(8,229,299)	$(36,397,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59,191	41,249	138,232
Amortization of commitment fees	1,407,795	170,155	1,786,779
Amortization of deferred compensation	-	-	337,500
Common stock issued to founders for services rendered	-	-	3,177
Common stock issued for intellectual property	-	-	260
Common stock issued for services rendered	218,749	4,000	964,837
Common stock issued as beneficial conversion feature in conjunction with settlement of convertible debentures	-	-	426,334
Series A-Preferred stock issued to founders for services rendered	-	-	45,632
Series A-2-Preferred stock issued for services rendered	-	-	180,121
Series B-Preferred stock issued in connection with conversion of Series A-Preferred stock	-	-	1,551,044
Notes payable issued in conjunction with services rendered	-	-	10,316
Options converted for services rendered	-	-	3,300
Fair value of options issued for services rendered	2,625,497	2,618,216	9,094,466
Fair value of warrants issued as compensation for services	183,617	237,707	937,035
Fair value of restricted stock units issued for services rendered	631,682	265,781	1,053,913
Change in fair value of re priced vested options	-	6,677	6,677
Fair value of warrants issued in conjunction with issuance of Series A-2 preferred stock	-	-	232,502
Change in fair value of warrants issued in conjunction with issuance of Series A redeemable preferred stock	-	-	5,012,875
Change in fair value of warrants liability and reset derivative in connection with Series C redeemable preferred stock	(711,706)	748,941	(1,619,573)
Fair value of warrants issued in settlement of convertible debentures	-	-	598,692
Amortization of debt discount attributable to subordinated convertible debt	-	-	5,713
(Increase) decrease in:
Accounts receivable	(86,053)		(86,053)
Prepaid expenses	14,388	(22,984)	(122,483)
Deposits	-	-	(22,600)
Increase (decrease) in:
Unearned revenue	1,500	-	1,500
Accounts payable and accrued liabilities	58,146	(323,502)	401,757
Net cash (used in) operating activities	(3,882,123)	(4,483,059)	(15,455,626)

Cash flows from investing activities:
Purchase of property plant and equipment	(33,551)	(142,798)	(311,547)
Payment of patent costs	(15,986)	-	(15,986)
Proceeds from short term investments	25,010	2,143,457	-
Net cash (used in) provided by investing activities	(24,527)	2,000,659	(327,533)

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

			From September 7, 2004
	Nine months ended September 30,		(date of inception) through
	2010	2009	September 30, 2010
Cash flows from financing activities:
Payments on notes payable	-	(10,316)	(10,316)
Proceeds from line of credit	3,000,000	-	3,000,000
Proceeds from exercise of common stock options	11,768	7,328	30,051
Proceeds from exercise of warrants	14,195	-	2,813,940
Proceeds from the sale of Series A-2 preferred stock	-	-	79,079
Proceeds from sale of Series A preferred stock	-	-	7,342,500
Proceeds from sale of Series C preferred stock	-	2,742,212	2,742,212
Proceeds from stock subscription	500,000	-	500,000
Proceeds from sale of common stock	-	-	113,513
Proceeds from convertible debt, net	-	-	177,500
Net cash provided by (used in) financing activities	3,525,963	2,739,224	16,788,479

Net increase (decrease) in cash and cash equivalents	(380,687)	256,824	1,005,320
Cash and cash equivalents at beginning of period	1,386,007	2,324,793	-

Cash and cash equivalents at end of period	$1,005,320	$2,581,617	$1,005,320

Supplemental disclosures of cash flow information:
Taxes paid	$-	$7,440	$7,440
Interest paid	$-	$1,117	$1,117

Non cash financing activities:
Fair value of warrants issued with redeemable preferred stock	$-	$1,647,771	$4,802,973
Fair value of warrants issued as compensation for financing	$3,302,674	$978,955	$4,636,663
Beneficial conversion feature of redeemable preferred stock	$-	$-	$5,491,826
Preferred stock dividend-non cash	$-	$109,986	$4,356,048

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of NewCardio, Inc., (the “Company”), have been prepared in accordance with the rules and regulations (S-X) of the Securities and Exchange Commission (the "SEC") and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2009  financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Basis of presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, including NewCardio Technologies, Inc., its wholly-owned subsidiary (“NewCardio Technologies”). All significant intercompany balances and transactions have been eliminated in consolidation.

The Company was incorporated under the laws of the State of Delaware in September 2004 and is in the development stage, as defined by Accounting Standards Codification subtopic 915-10, Development Stage Entities ("ASC 915-10") with its efforts principally devoted to developing cardiac diagnostics tools and equipment in the United States and Europe. To date, the Company, has generated minimal sales revenues, has incurred expenses and has sustained losses.  Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise.  For the period from inception through September 30, 2010, the Company has a deficit accumulated during development stage of $39,215,289.

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
SEPTEMBER 30, 2010

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

Cash and Cash Equivalents

The Company considers cash to consist of cash on hand and investments having an original maturity of 90 days or less that are readily convertible into cash. As of September 30, 2010, the Company had $1,005,320 in cash.

Commitment Fees

The Company amortizes commitment fees paid in connection with establishment of a credit facility are ratably over the term of the credit facility commitment. (See note 4)

Fair Values

In the first quarter of fiscal year 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”).  ASC 820-10 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. (See note 9)

Short Term Investments

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

As of September 30, 2010, two customers represented 100% of the Company’s accounts receivable. There were no outstanding accounts receivable at December 31, 2009.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts on accounts receivable is charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2010, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because there effect is anti-dilutive on the computation. Fully diluted shares outstanding were 51,294,164 and 49,298,878 for the three month periods ended September 30, 2010 and 2009, respectively; and 54,208,653 and 47,968,199 for the nine month periods ended September 30, 2010 and 2009, respectively.

Stock Based Compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees), including grants of employee stock options be recognized in the income statement based on their fair values.

The Company granted equity based compensation over the years to employees of the Company under its equity plans. The Company granted non-qualified stock options to purchase 1,100,000 and 175,000 shares of common stock during the nine month periods ended September 30, 2010 and 2009, respectively, to employees and directors of the Company under the 2009 Equity Compensation Plan and the 2004 Equity Incentive Plan as well as 116,614 and 1,470,000 restricted stock units during the nine months ended September 30, 2010 and 2009, respectively, under the 2009 Equity Compensation Plan. (See note 8)

As of September 30, 2010, there were outstanding employee stock options to purchase 7,686,244 shares of common stock, 4,661,842 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

\The Company’s revenues earned from sale of products and services for the three months periods ended September 30, 2010 included an aggregate of 70.6% from one customer of the Company’s total revenues.

The Company’s revenues earned from sale of products and services for the nine months periods ended September 30, 2010 included an aggregate of 86.2% from two customers of the Company’s total revenues.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Reliance on Key Personnel and Consultants

The Company has only 11 full-time employees and no part-time employees.  Additionally, there are approximately 15 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $748,401 and $2,674,089 for the three and nine month periods ended September 30, 2010; $796,168 and $2,338,589 for the three and nine month period ended September 30, 2009 and  $9,007,193 from September 7, 2004 (date of inception) through September 30, 2010, respectively.

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
SEPTEMBER 30, 2010

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

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

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during nine months ended September 30, 2010, the Company incurred net losses attributable to common shareholders of $8,284,929, incurred net losses attributable to common shareholders of $40,753,627 from its inception on September 7, 2004 through September 30, 2010 and used $15,455,626 in cash for operating activities from its inception through September 30, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – PUT LIABILITY

In connection with the exercise of J warrants in December 2008, the Company agreed to re-acquire 1,896 shares of Series B Preferred Stock (Put Option) for a sum of $800,280 (net $744,280). This Put option, as amended, would have allowed the holder this option for 30 days after June 30, 2010.  When the option expired, the $744,280 net put liability was reclassified to stockholders’ deficit.

NOTE 4 – CREDIT FACILITIES

On July 30, 2009, the Company entered into a $3 million credit line arrangement (the “Credit Line”), pursuant to a Securities Purchase Agreement (the “SPA”), with purchasers signatory to the SPA, pursuant to which the purchasers will purchase 12% Secured Revolving Debentures Due September 30, 2011, as amended, and, in connection therewith, (x) was issued 750,000 five year common stock purchase warrants with an exercise price of $0.01 per share, and (y) was issued a total of 3 million five year common stock purchase warrants exercisable at a price equal to 100% of the average VWAPs for the prior five trading days upon each draw down under the Credit Line, for each $1.00 advanced under the Credit Line, (the “Draw-down Warrants”). The Draw-down Warrants have full-ratchet price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) for future issuances of equity securities by the Company (subject to certain specific exceptions.) With respect to each of the Draw-down Warrants issued under the Credit Line there is a reduction in exercise price only if a subsequent draw is at a lower price than the original VWAP. The warrants will have cashless exercise provisions and be subject to forced cashless exercise in the event that the Company’s common stock is trading at three times the VWAP for the 20 trading days prior to conversion of the warrants.  All interest under the Debentures will accrue and be payable upon maturity.

 NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 4 – CREDIT FACILITIES (continued)

In connection with the establishment of the Credit Line, the Company issued 750,000 warrants (no ratchet price protection) to purchase the Company’s common stock at $0.01 per share for five years.  The fair value of $910,860, determined using the Black Scholes Option Pricing Model, is amortized ratably to ‘amortization of commitment fee’ over the life of the Credit Line.  The assumptions for fair value determination were as follows: Dividend yield: 0%; Volatility: 139.04%; Expected life: 5 years; Risk free rate: 2.66%. Also $25,000 was paid toward availing the credit facility.

During the nine months ended September 30, 2010, the Company borrowed an aggregate of $3,000,000 from the credit line.  As described above, the Company issued 3 million draw down warrants with exercise prices from $0.85 to $1.45 per share for five years with all warrants subsequently reset to $0.85 per share as of September 30, 2010. The fair value of the warrants were determined using the Black Scholes Option Pricing Model, is amortized ratably to operations over the life of the borrowing.  Assumptions for the fair value determination were as follows: Dividend yield: 0%; Volatility: 103.84% to136.30%; Expected life: 5 years; Risk free rate: 1.19% to 2.62%. During the nine months ended September 30, 2010, the “Prepaid commitment fees” increased to $2,451,754, net of $1,407,795 amortized for the nine month period ended September 30, 2010.

In July 2010 the Company entered into an additional new $1.5 million credit line arrangement to issue 12% Revolving Debentures due September 30, 2011. The line may be accessed by the Company beginning January 2011.  In connection therewith, the Company issued 750,000 five year common stock purchase warrants with an exercise price of $1.00 per share, a cashless exercise provision and, under certain circumstances, as defined, ratchet price protection with respect to future issuances of equity securities by the Company. The fair value of the warrants of $495,434, determined using the Black Scholes Option Pricing Model, is amortized ratably to operations over the life of the Credit Line.  The assumptions for fair value determination were as follows: Dividend yield: 0%; Volatility: 104.13%; Expected life: 5 years; Risk free rate: 1.75%.

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

The both Credit Lines are provided by three stockholders of the Company, one of which has representation on the Board of Directors.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 5 - WARRANT LIABILITY

In connection with issuance of Series C Preferred Stock in September 2009

The Company issued warrants in conjunction with the sale of Series C preferred stock.  These warrants contained certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, the Company reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations. (See note 7)

The Company estimated the fair value at date of issue of the warrants issued in connection with the issuance of the Series C preferred stock to be $2,052,181 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.41%, expected volatility of 131.04%, and expected warrant life of two years. Since the warrants have reset provisions for the first year, pursuant to ASC 815-40, the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability in the amount of $2,052,181 and a reduction in value of the Series C preferred stock and charge to current period operations. Until conversion and expiration of the reset provisions of the warrants, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date.

During the three months ended September 30, 2010, warrant reset provision expired.  As such the Company reclassified the initial allocated fair value of the warrants of $1,483,201 from liability to equity.

In connection with the Credit Lines

The Company issues warrants in conjunction with the Draw-downs under the Credit Line.  These warrants contain certain reset provisions, which expire if the Company lists on a National stock exchange such as NASDAQ. Therefore, in accordance with ASC 815-40, the Company classifies the fair value of these warrants as a liability at the date of issuance.  Subsequent to the initial issuance date, the Company is required to adjust to fair value the warrant as an adjustment to current period operations. (See note 4)

The fair values of all above described warrants of $1,683,102 at September 30, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	103.28%
Risk free rate:	1.27%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

At September 30, 2010, the Company adjusted the recorded fair values of the warrants and derivative liability to market resulting in non-cash, non-operating gain of $97,473 and $711,706 for the three and nine month periods ended September 30, 2010, respectively.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 6 – RESET DERIVATIVE LIABILITY

The Series C preferred stock contained certain reset provisions during the first anniversary of date of the issuance and therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision was $1,647,771 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.39%, expected volatility of 131.04%, and expected life of one year. Pursuant to ASC 815-40, the Company recorded the fair value of the reset provision as a reset derivative liability. The net value of the reset provision at the date of issuance was recorded as a reset derivative liability in the amount of $1,647,771 and a reduction in value of the Series C preferred stock and charge to current period operations. Until expiration of the reset provisions of the Series C preferred stock, changes in fair value were recorded as non-cash, non-operating income or expense at each reporting date. (See note 7)

During the three months ended September 30, 2010, the reset provision contained in the Series C preferred stock expired.  As such, the Company reclassified the initial allocated fair value of the reset provision of $1,190,916 from liability to equity.

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
SEPTEMBER 30, 2010

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
4.	An aggregate of 6,636 shares of Series B preferred stock in exchange for the exercise of Series J and JA warrants

During the nine months ended September 30, 2010, 4,185 shares of Series B Preferred stock were converted into 4,185,000 shares of the Company’s common stock.

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

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

 NOTE 7 – STOCKHOLDERS EQUITY (continued)

Dilutive issuance.  The Preferred C stock contained certain reset provisions up to the first anniversary of date of the issuance. These reset provisions expired during the 3 months ended September 30, 2010.

In connection with the issuance of each share Series C preferred stock, the Company issued 1,000 warrants to purchase the Company’s common stock at $1.20 per share for five years (2,920,000 warrants in total).  Prior to the first anniversary of the date of issuance, the warrants contained certain proportional reset provisions which also expired during the 3 months ended September 30, 2010.

Exchange right.  If, at any time prior to the first anniversary of the date of issuance, the Company had delivered a notice requesting a draw down under the Company’s 12% secured revolving debenture due May 31, 2011, then a copy of such request would have been delivered to each holder of the Series C preferred stock within five trading days.  Each holder of the Series C preferred stock had a one-time right, at any time within five trading days after delivery of notice, to elect to exchange its Series C preferred stock (and all warrants issued to the holder in connection with the Series C preferred stock) for a debenture and warrants on the same terms and in the same dollar amount, as was issued to the purchasers of the debentures and warrants. No investor exercised this one-time exchange right and in March 2010, the exchange right described above expired; therefore the Series C preferred stock was reclassified to the ‘shareholders’ deficit’ section for balance sheet presentation.

These Series C convertible preferred stock reset and exchange provisions were initially classified as long term liabilities in the balance sheet. The Series C preferred stock was stated at redemption value net of discounts at the date of issuance.

In accordance with ASC 815-40, the Company was required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

In connection with the issuance of the Series C preferred stock, the 2,920,000 warrants had certain reset provisions as described above.  In accordance with ASC 815-40, the Company recorded the fair value of the warrants outside of equity and marked them to market each reporting period until expiry of the reset provision. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

The Company recorded a total debt discount of $2,674,117 from the reset and exchange provisions and related warrants.

Series D Preferred stock/stock subscription

In September 2010, the Board of Directors authorized the issuance of up to 1,000 shares of 0% convertible non-voting preferred stock (the “Series D preferred stock”)

No shares were issued as of September 30, 2010.  Funds received in September 2010 were recorded as a ‘Stock subscription’ in the ‘Stockholders’ deficit’ section of the Balance Sheet. (See note 10)

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 7 – STOCKHOLDERS EQUITY (continued)

Common Stock

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

In July 2010, the Company issued an aggregate of 25,000 shares of common stock for services rendered at $1.03 per share.  The valuations of common stock issued for services were based upon the fair value of the common stock during the period the services were rendered.

In September 2010, the Company issued an aggregate of 250,000 shares of common stock for services rendered and to be rendered over the term of the agreement. 25% of the shares are exercisable immediately and were valued at $0.64 per share. The valuations of common stock issued for services were based upon the fair value of the common stock during the period the services were rendered. The remainder of the shares will be determined with milestones met.

As of September 30, 2010 and December 31, 2009, there were 29,871,857 and 24,290,279 shares of common stock issued and outstanding, respectively.

NOTE 8 -STOCK OPTIONS AND WARRANTS
Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2010:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.01	750,000	3.83	$0.01	750,000	$0.01
0.50	25,000	0.90	0.50	25,000	0.50
0.85	3,000,006	4.65	0.85	3,000,006	0.85
0.95	120,842	2.26	0.95	120,842	0.95
0.96	203,385	1.75	0.96	203,385	0.96
1.00	921,000	4.66	1.00	921,000	1.00
1.10	250,000	3.94	1.10	62,500	1.10
1.14	5,178,948	2.26	1.14	5,178,948	1.14
1.15	162,709	1.75	1.15	162,709	1.15
1.20	2,920,000	3.95	1.20	2,920,000	1.20
1.50	350,000	3.45	1.50	350,000	1.50
2.00	300,000	0.67	2.00	300,000	2.00
4.00	300,000	0.67	4.00	300,000	4.00
Total	14,481,890	3.31		14,294,390

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008	8,882,884	$0.95
Issued	3,991,000	0.96
Exercised	(1,626,801)	0.10
Canceled or expired	-	-
Outstanding at December 31, 2009	11,247,083	1.08
Issued	4,200,006	0.91
Exercised	(915,199)	0.10
Canceled or expired	(50,000)	0.10
Outstanding at September 30, 2010	14,481,890	$1.11

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

During the nine months ended September 30, 2010, an aggregate of 3 million warrants were issued in connection with borrowing from the credit facility. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.85 to $1.45 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 103.28% to 136.30% and risk free rate from 1.19% to 2.62%.   ‘In connection with the Credit Line’, these warrants contain certain reset provisions which resulted in all warrants re-priced to $0.85 as of September 30, 2010 and require the Company to classify the market value of the warrants outside of equity. (See note 5)

On July 28, 2010, warrants totaling 750,000 were issued as a commitment fee in connection with a new $1.5 million credit facility. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.00 per share.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield $-0-, volatility of 104.134% and risk free rate from 1.75%.   The fair value of $495,433 was recorded as prepaid commitment fees and is amortized ratably through September 30, 2011. These warrants contain certain reset provisions and require the Company to classify the market value of the warrants outside of equity. (See note 4)

On August 18, 2010, warrants totaling 100,000 were issued in connection with services rendered.  The warrants are exercisable for four years from the date of issuance at an exercise price of $1.50 per share.  The fair value of the warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 104.01% and risk free rate from 0.77%.

On September 30, 2010, warrants totaling 250,000 were issued in connection with services rendered.  The 25% of the warrants are exercisable immediately with the remainder determined with milestones met.  The vested warrants are exercisable for five years from the date of issuance at an exercise price of $1.10 per share.  The fair value of the vested warrants was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 103.28% and risk free rate from 0.64%.

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

During the nine month period ended September 30, 2010, warrant holders exercised 775,199 warrants on a cashless basis in exchange for 698,193 shares of the Company’s common stock.

During the nine month period ended September 30, 2010, warrant holders exercised 140,000 warrants at $0.10 per share.

Stock plans

The 2004 Equity Incentive Plan, initially established by NewCardio Technologies, Inc., was adopted by the Company in 2007, as amended, and 10.3 million shares were registered on SEC Form S-8 in the first quarter of 2008. At September 30, 2010 there are approximately 0.5 million shares available for grant.

The 2009 Equity Compensation Plan approved by the Board of Directors on April 15, 2009 and registered on SEC Form S-8 in June 2009, reserved 8.0 million shares of the Corporation’s common stock for the Plan, plus a number of shares annually as of April 15th of each year as shall equal ten (10%) percent of the issued and outstanding common stock, on a fully diluted basis. At September 30, 2010, the total reserve is approximately 12.6 million shares; approximately 9.5 million shares are available for grant. Effective in May 2010, the Board amended this provision to limit the reserve each April 15th to 10% of the then outstanding stock on a fully diluted basis (including warrants, options, RSUs, and Convertible Securities) but not less than 1 million over last year’s reserve.

The 2010 Restricted Equity Compensation Plan approved by the Board of Directors on September 13, 2010 reserved 1 million shares of the Corporation’s common stock for the Plan. At September 30, 2010, there are 750,000 shares available for grant.

Non-Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	110,917	3.99	$0.01	110,917	$0.01
0.02	171,231	5.51	0.02	156,466	0.02
0.22	768,611	7.36	0.22	742,361	0.22
0.77	100,000	10.00	0.77	-	0.77
0.80	429,000	7.87	0.80	223,065	0.80
0.90	3,000	9.81	0.90	125	0.90
1.16	25,000	7.83	1.16	6,772	1.16
2.25	150,000	7.43	2.25	93,750	2.25
Total	1,757,759	7.26		1,333,456

 Transactions involving stock options issued to non employees are summarized as follows:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	1,408,355	$1.44
Granted	165,000	0.85
Exercised	(168,211)	(0.05)
Canceled or expired	-	-
Outstanding at December 31, 2009:	1,405,144	1.10
Granted	103,000	0.77
Employment status change	735,000	0.22
Exercised	(85,385)	(0.14)
Canceled or expired	(400,000)	(2.00)
Outstanding at September 30, 2010:	1,757,759	$0.55

During the nine month period ended September 30, 2010, the Company granted an aggregate of 103,000 stock options with an exercise price from $0.77 to $0.90 per share expiring ten years from issuance. The fair values were determined using the Black Scholes option pricing model at the time of vesting.

The fair value of all non-employee options vesting during the nine month periods ended September 30, 2010 and 2009 of $137,883 and $148,599, respectively was charged to current period operations.

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	3.29	$0.001	100,000	$0.001
0.01	300,000	5.78	0.01	300,000	0.01
0.02	880,000	6.44	0.02	880,000	0.02
0.22	1,000,000	7.15	0.22	944,441	0.22
0.77	100,000	9.55	0.77	-	0.77
0.78	40,000	9.13	0.78	-	0.78
0.80	4,266,244	7.82	0.80	2,371,770	0.80
0.98	500,000	9.71	0.98	-	0.98
1.00	50,000	9.67	1.00	-	1.00
1.32	450,000	9.40	1.32	65,631	1.32
Total	7,686,244	7.69		4,661,842

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	7,105,000	$1.81
Granted	510,000	0.85
Exercised	-	-
Canceled or expired	(250,000)	(0.90)
Outstanding at December 31, 2009:	7,365,000	0.53
Granted	1,100,000	1.16
Employment status change	(735,000)	(0.22)
Exercised	-	-
Canceled or expired	(43,756)	(0.80)
Outstanding at September 30, 2010:	7,686,244	$0.63

During the nine month period ended September 30, 2010, the Company granted an aggregate of 1,100,000 stock options with an exercise price from $0.98 to $1.40 per share expiring ten years from issuance. The fair values were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0- %
Volatility	110.77% to 137.67%
Risk free rate:	3.28% to 3.83%

During the nine month period ended September 30, 2010, the Company re-priced certain employee options initially with exercise price of $1.40 to $0.77 per share with other terms remaining the same.  The re-determined fair value of the vesting options will be charged to operations over the remaining vesting period

The fair value of all employee options vesting in the nine month period ended September 30, 2010 and 2009 of $2,487,614 and $2,469,617, respectively, was charged to current period operations.

Restrictive Stock Units (“RSUs”)

The Company has issued RSUs to certain employees and non employees under the 2009 Equity Compensation Plan.  RSUs issued to date vest in up to 24 months with certain acceleration clauses, as defined by the 2009 Equity Compensation Plan.

Employees

Transactions involving employee RSUs are summarized as follows:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	-	$-
Granted	1,470,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009:	1,470,000	0.80
Granted	116,614	1.32
Exercised	-	-
Canceled or expired	(810)	(1.32)
Outstanding at September 30, 2010:	1,585,804	$0.84

As of September 30, 2010, there was $343,000 of total unrecognized compensation cost related to non vested RSUs granted to employees under the 2009 Equity Compensation Plan, which is expected to be recognized ratably over a weighted-average period of 2 years ending April 2011.

During the nine month period ended September 30, 2010, the Company granted 116,614 RSUs to employees under the 2009 Equity Compensation Plan.  These RSUs vested immediately and were charged to current period operations

The fair value of all employees RSUs vesting during the nine month period ended September 30, 2010 of $594,930 was charged to current period operations.

Non employees

Transactions involving non employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	-	$-
Granted	105,000	0.80
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2009:	105,000	0.80
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2010:	105,000	$0.80

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

As of September 30, 2010, there was $19,600 of total unrecognized compensation cost related to non vested RSUs granted under the 2009 Equity Compensation Plan granted to non employees based on the fair value of the Company’s common stock at reporting date.  The fair value is expected to be recognized based on the fair value of the Company’s common stock over a weighted-average period of 2 years.

The fair value of all non employees RSUs vesting during the nine month period ended September 30, 2010 of $36,750 was charged to current period operations.

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

Items recorded or measured at fair value on a recurring basis in the accompanying unaudited condensed consolidated financial statements consisted of the following items as of September 30, 2010:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 9 — FAIR VALUE (continued)

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Warrant liability	$(1,683,102)	$-	$-	$(1,683,102)
Total	$(1,683,102)	$-	$-	$(1,683,102)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of the fair value of issued warrants with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2010:

Nine Months Ended September 30, 2010
	Warrant Liability	Reset Derivative
Balance, December 31, 2009	$1,078,292	$687,958
Total (gains) losses
Warrants issued with Credit Facility Draw	3,302,673	-
Mark-to-market at September 30, 2010:
- Series C Preferred Stock Reset Derivative		(502,958)
- Warrants issued with Series C Preferred Stock	404,909
- Warrants issued with Credit Facility Draw	(1,619,572)
Transfers in and/or out of Level 3	(1,483,201)	(1,190,916)

Balance, September 30, 2010	$1,683,102	$-

Total gain (loss) for the period included in earnings relating to the liabilities held at September 30, 2010	$1,214,662	$(502,958)

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 15, 2010, a date that the financial statements were issued.

In October 2010 the Company entered into a securities purchase agreement with an accredited investor for the issuance and sale of an aggregate of 500 shares of the Company’s Series D Convertible Preferred stock for $500,000. The shares are convertible into 500,000 shares of the Company’s common stock, subject to certain adjustments, and automatic conversion, as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Funds received in September were initially recorded as ‘Stock subscription’ in the ‘Stockholders’ deficit’ section of the Balance Sheet. In connection with the sale, the Company issued five-year, cashless warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.10 per share. The shares, underlying common shares and warrants are subject to SEC Rule 144.

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

Overview

Significant highlights for the third quarter of 2010 were as follows:

Overview

We took steps that were effective July 1, 2010 to strengthen our financial position by reducing our cash usage of approximately $1.5 million per quarter for each of the first two quarters. For the third quarter of 2010 our net cash used in operating activities was $0.85 million compared to $1.48 million in the third quarter of 2009. We implemented company-wide salary reductions of up to 30%, negotiating similar reductions from our current external consultants and vendors, and limiting discretionary spending. We also supplemented our cash on hand with $500,000 in a Series D financing described in Note 10 to the financial statements. As a result, our current cash on hand is expected to be sufficient to fund our operations into the first part of 2011.  We have funded our operations largely from the proceeds of our equity financings from December 2007 through September 2010 and our July 2009 $3 million credit facility. At September 30, 2010, we had $1.0 million in the bank, which included $500,000 from the subscription to the Series D financing. If necessary, we have a new $1.5 million credit facility with the same three investors who funded the July 2009 facility.  The expense management program is also continuing in the fourth quarter.

Since September 2009 we added a net of one engineer, converted our corporate business development individual from a full time employee to part time consultant, hired our QA consultant, but have basically made no significant changes in our cost structure effective beyond the short term expense management plan. Further, as part of the expense management plan, we implemented management changes to focus on commercialization, with our President also becoming CEO and our founder and former CEO focusing his full time efforts in R&D as a NewCardio Fellow. QTinno™, our automated cardiac safety software solution was launched commercially in August of 2009, with our initial customers and revenue realized in the quarters ending September 30, 2009 and March 31, 2010 respectively. This is the first of our cardiac diagnostic solutions as we continue to develop and market our proprietary 3-D software platform technology to provide greater accuracy in a more timely manner thereby increasing the value of the standard 12 lead electrocardiogram (12L ECG.)  Our 3-D software platform reduces the time and expense involved in assessing cardiac status while increasing the ability to diagnose clinically significant conditions which were previously difficult to detect.  We believe our software products and services will significantly improve the diagnosis and monitoring of cardiovascular disease, as well as cardiac safety assessment of drugs under development, the latter being QTinno.

We have entered into master service agreements (MSAs) with customers who will be using QTinno and have generated $169,000 of revenues in 2010 primarily from the sale of implementation kits and professional services related to QTinno as our customers prepare to conduct automated cardiac safety studies, which are expected to generate additional revenues pursuant to the MSAs, on a study-by-study basis. In this regard we completed our first study in the current quarter and have started work on the next study. Additionally, there continues to be recent positive signs that the early phase market is returning somewhat to the pre-recession level of activity. We are receiving a growing number of requests for QTinno, from both current and prospective customers, which lead us to be optimistic about our potential to capture growing market share of this high gross profit margin product in 2011. We have established a solid footprint which we feel positions us well to be able to identify and capture a significant number of cardiac safety studies as the early phase market volume starts to come back.

By way of background, our sales and marketing efforts for QTinno have focused on three distinct “customers” groups who are involved in cardiac safety analysis in early phase QT studies.  The first group includes any and all  clinical trial service providers, such as clinical research organizations (CROs), ECG core labs, and clinical pharmacology units (CPUs) who would be our “direct” customers, as they would be entering into MSAs s in order to integrate QTinno into their current product and service offerings, enabling them to expand their revenue and profit potential through the delivery of automatic cardiac safety analysis in the early phase QT/TQT studies they are conducting for their Pharma sponsor customers.  The second includes “indirect” customers, primarily Pharma sponsors or any drug development organization, which will be looking to adopt the automated cardiac safety methodology for their early phase QT/TQT studies through our “direct” customers, their clinical trial service providers. This effort, done both with our customers as well as on our own, ensures that there is a growing level of awareness and interest in automated cardiac safety solutions, and specifically in QTinno, throughout the clinical trial industry.  Our third group includes the regulatory authorities, in particular the FDA, as well as the key industry groups, such as the Cardiac Safety Research Consortium (CSRC), with a focus on working in collaboration with them to share both the current performance of QTinno, as well as the future potential to advance the current state of cardiac safety analysis.  We have recently completed a validation study on a blinded data set provided by the CSRC, and have recently received the results of their  review and analysis of the QTinno data.  The results of the study will be presented at the upcoming CRSC annual meeting in December, 2010. We are the only Company that has agreed to the terms of this validation study. And we believe that the reluctance for others to submit to this rigorous validation is the requirement to agree, prior to initiating the validation process, to publicly publish the results of the CSRC analysis.  Our confidence in the QTinno, based on the validation results we have had to date, made this an easy decision for us.

We believe this market awareness and adoption that we have realized through our validation efforts for QTinno provide credibility for the potential of the 3-D platform technology in that the kernel of the technology that runs QTinno is used in the other products and solutions.  The markets for those products and solutions – CardioBip™ - the emerging opportunity in telemedicine with remote patient monitoring – and my3KG™ - whose first deployment is expected to be in the emergency room - are expected to be over $1 billion each.

Research and Development

As we continue to look at strategic partnerships and other such endeavors, the timing and nature of our research and development plans may change and we would expect such transactions to accelerate the development of these solutions and the 3-D platform technology in general.

CardioBip and my3KG

We believe there is emerging opportunity in telemedicine with remote patient monitoring, especially using a wireless device that will provide information equivalent to a standard 12L ECG. We have had 40 such prototype CardioBip units operating in Belgrade, Serbia, collecting 3-D ECG data and wirelessly transmitting them to a 24-hour on-call cardiology center for review. More than 4,000 successful ECG data transmissions from more than 100 patients have been completed to date. We completed two successful pilot studies – one focused on patients with coronary artery disease; the other in regards to monitoring atrial fibrillation trends prior to and post cardio version treatment. These studies have shown that CardioBip processed and transmitted 12L ECGs that were not inferior to standard 12L ECGs. During second quarter, we initiated a third study that uses CardioBip for remote monitoring of patients that underwent cardiac ablation procedures for the treatment of atrial fibrillation. This study compares standard follow-up procedures, such 24-hour Holter monitoring to periodic remote and wireless monitoring using CardioBip. Our working hypothesis is that CardioBip monitoring allows for early detection of clinically relevant post-procedure atrial fibrillation recurrences, as compared to using Holter devices. Additionally, CardioBip offers patients the convenience of having their rhythm monitored remotely from the comfort of their home. Healthcare costs could also be saved, as the need for hospital or doctor’s office visits is reduced. The study is estimated to complete in the fourth quarter.

Based on the results of these initial studies, we are continuing our work on the second generation version of CardioBip, a Bluetooth-enabled version, which was successfully demonstrated at one of our primary trade shows in May 2010, the HRS or Heart Rhythm Society. At the same conference, results from our first atrial fibrillation pilot study were discussed during an oral presentation, as part of the Scientific Sessions. Provided sufficient funding, we expect to use this version and create a fully functional, fully documented system to conduct the necessary clinical trials to file for 510(k) premarket notification in 2011. We expect that this will be our second product to come to market.

This quarter, the results from the first two CardioBip clinical studies were presented at the 32nd Annual International Conference of the IEEE Engineering in Medicine and Biology Society.

We continue to file additional patent applications on a regular basis.  This quarter, we filed two additional PCT applications that covered aspects of CardioBip and my3KG technologies.

We continue to study my3KG, our third product, internally by evaluating its performance in ECGs from patients undergoing evaluation for acute chest pain and presenting at the emergency room. We are initially focusing directly on the algorithmic work and the potential of the product for significantly improving the diagnosis of myocardial infarction (MI), commonly referred to as a heart attack and currently we believe ... We recently acquired two new ECG databases with data from emergency room all comers. These new internal databases are being used to confirm the degree of increased performance of my3KG with respect to that of expert human readers. Our goal is to create a software product that will offer improvements in accuracy compared to the results of traditional ECGs that do not use our 3-D platform technology. Recent results from blinded tests conducted on these newly acquired ECG databases confirmed my3KG’s increased performance in detecting MI. These results give us confidence in our current plan, which is to continue research and development with the objective being to conduct the necessary clinical trials and file for 510(k) premarket notification and become our third product to market.

We have also been using my3KG to evaluate its ability to improve diagnosis of Acute Coronary Syndromes (AMI) in Type II Diabetic Patients. With current technology, accurate diagnosis of AMI is difficult in diabetics, largely because the standard 12L ECG can be inaccurate in this patient group.  Our results showed 42% greater sensitivity than 12-lead ECG for early detection of AMI, with equal or better specificity. We presented these results in the fourth quarter of 2010 at the Diabetic Drug Safety Conference meeting in Washington DC.

QTinno

The development work for QTinno is primarily product enhancements as is typical with a released software product. This is largely driven by our customers as they learn the full capabilities of the automated 3-D platform technology.  Features such as automated Holter data processing will be added to future QTinno releases. While we also expect to add capability to manage late stage drug studies and post-market surveillance studies, we believe the market opportunities of CardioBip and my3KG are larger and we are prioritizing those as our next research and development efforts for the 3-D technology platform.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2010 and September 30, 2009

Selected results of operations for the three and nine months ended September 30, 2010 and September 30, 2009 were as follows:

Financial Condition and Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue	$99,210	$-	$169,328	$-
Cost of sales	37,937	-	84,468	-
Gross (loss) profit	61,273	-	84,860	-

Operating expenses:
Selling, general and administrative	1,185,170	1,538,141	4,732,292	4,821,003
Depreciation	20,446	17,941	59,191	41,249
Research and development	748,401	796,168	2,674,089	2,338,589
Total operating expenses	1,954,017	2,352,250	7,465,572	7,200,841

Net loss from operations	(1,892,744)	(2,352,250)	(7,380,712)	(7,200,841)

Other income (expense)
Gain (loss) on change in fair value of warrant liability and reset derivative	97,473	(748,941)	711,706	(748,941)
Amortization of commitment fees	(626,352)	(170,156)	(1407,795)	(170,156)
Other financing costs	(1,655)	(10,000)	(86,655)	(133,345)
Interest, net	(80,360)	1,051	(121,473)	23,984

Net loss before income taxes	(2,503,638)	(3,280,296)	(8,284,929)	(8,229,299)

Provision for income taxes	-	-	-	-

Net loss	(2,503,638)	(3,280,296)	(8,284,929)	(8,229,299)

Preferred stock dividend	-	(109,986)	-	(109,986)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,503,638)	$(3,390,282)	$(8,284,929)	$(8,339,285)

Quarter ended September 30, 2010 and 2009

            Selected results of operations for the three months ended September 30, 2010 and September 30, 2009 were as follows:

 Revenues were $99,000 in the quarter ended September 30, 2010 and represented professional services associated with the deployment of QTinno for use in the cardiac safety component of a drug development study, as well as initial per ECG revenues from two such studies. There were no comparable revenues in 2009. Cost of goods was $38,000 due to maintenance costs of our service center, in addition to the labor costs associated with the services.

 Selling, general and administrative expenses decreased 23% to $1,185,000 for the quarter ended September 30, 2010, a decrease of $353,000 from $1,538,000 in 2009.  The change is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation totaled $642,000 in the quarter ended September 30, 2010, up $4,000 from $638,000 a year ago. In total spending for the quarter ended September 30, 2010 of $543,000 decreased $357,000 from $900,000 in the same period last year. This spending is primarily for human resources, both employees and consultants, and related travel expenses.  Reductions include the expense management program as well as new responsibilities for our founder/CEO, who in June 2010 became a NewCardio Fellow focusing on research and development with the President becoming the CEO and assuming the CEO responsibilities.

Research and development expenses decreased 6% to $748,000 for the quarter ended September 30, 2010, a decrease of $48,000 from $796,000 in 2009.  Stock based compensation totaled $394,000 in the quarter ended September 30, 2010, up $38,000 from $356,000 a year ago. R&D spending decreased $86,000 to $354,000 in the quarter ended September 30, 2010 compared to $440,000 a year ago. Although we added one net engineer, plus the new responsibilities of our founder in this area, this was more than offset by our expense management program.  Further we did not introduce any new significant projects in the September 2010 quarter and our lead product, QTinno, is now in the market.

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

The gain on change in the fair value of our warrant liability and reset derivative in the quarter ended September 30, 2010 of $97,000 represents a mark–to-market at quarter end due primarily to the decrease in the market value of our common stock from June 30, 2010. Further, certain reset rights of the underlying preferred stock and warrants that were issued in September 2009 expired in September 2010.  As a result of the September 2009 transaction, we recorded an expense (a loss) of $749,000 in the same quarter a year ago.

The amortization of commitment fees includes of $632,000 is the non-cash cost of warrants issued with the credit facilities, and in regards to the 2009 facility also includes Draw-down warrants subsequently issued as we utilized the facility. The $3 million 2009 line included 3 million warrants and the line was fully accessed by August 2010. The initial facility begins in September 2009 and we recognized $170,000 of such fees in the same quarter a year ago.

Interest, net of a $80,000 expense in the quarter ended September 30, 2010 compares to $1,000 in income last year and is primarily related to borrowings from our 12% credit facility in 2010 with minimal interest income on our cash balances.   Our cash reserves have decreased and we began borrowing in 2010.

Nine months ended September 30, 2010 and 2009

Selected results of operations for the nine months ended September 30, 2010 and September 30, 2009 were as follows:

Revenues were $169,000 in the nine months ended September 30, 2010 and represented professional services associated with the deployment of QTinno for use in the cardiac safety component of a drug development study, as well as initial per ECG revenues from two such studies in the September quarter. There were no comparable revenues in 2009. Cost of goods was $84,000 due to maintenance costs of our service center, in addition to the labor costs associated with the services.

Selling, general and administrative expenses decreased 2% to $4,732,000 for the nine months ended September 30, 2010, a decrease of $89,000 from $4,821,000 in 2009.  The decrease is made up of both cash and stock-based compensation to key consultants and executives. In the first nine months of 2010, $2,339,000 was non-cash expense, compare to $2,167,000 in 2009. For the first nine months of 2010, spending of $2,393,000 decreased $261,000 from $2,654,000 in the same period last year. This spending is primarily for human resources, both employees and consultants, and related travel expenses.  The decrease includes the expense management program as well as the new responsibilities for our founder/CEO, who in June 2010 became a NewCardio Fellow focusing on research and development with the President assuming the CEO responsibilities. In the first part of 2010 we invested in an aftermarket awareness program which partially offset these expense reductions.

Research and development expenses grew 14% to $2,674,000 for the nine months ended September 30, 2010, an increase of $335,000 from $2,339,000 in 2009.  For the nine months ended September 30, 2010, $1,380,000 was stock-based compensation, up from $1,028,000 in the same period a year ago. The balance of the expenses was primarily human resource-related, totaling $1,294,000 in the first nine months of 2010, a decrease of $17,000 from $1,311,000 in the nine months ended September 30, 2009. In 2010 we developed and introduced a new prototype of our telemedicine product, CardioBip, at one of the primary industry trade shows in May 2010, added a new engineer and established our founder as a NewCardio fellow. The expense management plan offset these increases and results in the modest net decrease in R&D spending.

Gain (loss) on change in fair value of warrant liability and reset derivative in the nine months ended September 30, 2010 and 2009 of $712,000 and $(749,000), respectively represent a mark-to-market at each quarter end due primarily to the decrease in the market value of our common stock since December 31, 2009. The amortization of commitment fees of $1,408,000 in the nine months ended September 30, 2010 includes the non-cash cost of warrants issued with our credit facilities and includes warrants subsequently issued as we draw down on the 2009 line during 2010. The initial facility begins in September 2009 and we recognized $170,000 of such fees in the same period a year ago. Other financing costs of $87,000 and $133,000, in the nine months ended September 30, 2010 and 2009, respectively, include legal and accounting fees with our credit facility and equity transactions.

Interest, net of a $121,000 expense for the nine months ended September 30, 2010 compares to $24,000 in income last year and is primarily related to borrowings from our 12% credit facility in 2010 and interest income on our cash balances.   Our cash reserves have decreased and we began borrowing in 2010.

Liquidity and Capital Resources

We have limited capital and limited capital resources.  We have incurred a net loss of $36.4 million from our inception in September 2004 through September 30, 2010 of which $15.5 million represents cash used in operating activities.

            As of September 30, 2010, we had $1 million in cash. This included $500,000 received in September as part of a Series D Preferred Stock financing that closed in October 2010. With these funds, we believe we have resources to sufficiently fund our operations and business plan for the balance of 2010. We entered into a new $1.5 million facility with the same investors/shareholders who provided the initial facility.  These monies are available under the terms of the new credit facility beginning January 2011. Borrowings under this facility, along with the current outstanding $3 million line of credit, would come due September 30, 2011, including accrued interest.

We have also retained  investment advisory firms, with extensive experience in the pharmaceutical, biotechnology and medical device industries to look at strategic partnership opportunities and other strategic funding opportunities. The timing and nature of these discussions would impact the need to access the new the credit facility. The primary impact/purpose of such funding plans would be to accelerate the commercialization of the next two solutions, CardioBip and my3KG, to be developed fro the underlying science available through our 3-D platform technology. The structure of any potential strategic relationship has not been defined and there can be no assurance that we will be successful in obtaining such additional funding.

The purpose of the new credit facility is to ensure the Company has sufficient funding to support the current infrastructure should the QTinno revenue ramp not accelerate and/or our strategic funding efforts take longer than expected.  The facility, when combined with the expense reductions under the expense management plan, provide the Company with approximately 12 months of operating funds.

In June 2010 we promoted our President and Chief Operating Officer to Chief Executive Officer and elected him to the Board of Directors as part of a planned succession designed to facilitate our continuing transition to a commercial enterprise. Our former CEO is now focusing his efforts, full time, in the areas of technology and product development, serving as a NewCardio Fellow and reporting to the Chairman of the Board.  As part of this transition, the CEO implemented company-wide expense management program which included salary reductions of up to 30%, and negotiated similar reductions from our current external consultants and vendors, and  limits on discretionary spending. As a result of these actions, we reduced our net cash used in operations in the quarter ending September 30, 2010 to $852,000, a reduction of $631,000 or 43% from $1,483,000 in the quarter ending September 30, 2009.

Net cash used in operating activities	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Three months ended March 31,	$1,538,231	$1,588,097
Three months ended June 30,	1,491,843	1,412,102
Three months ended September 30,	852,049	1,482,860
Totals	$3,882,123	$4,483,059

Due to our brief history and historical operating losses our current operations have not been a source of working capital and are not a source after the cost measures implemented effective July 2010. We believe that we will continue to incur net losses and negative cash flow from operating activities into 2011. Until we are able to generate sufficient cash flows from operations, our business will depend on raising additional capital, which could include the new $1.5 million credit facility, but is currently planned to come through strategic partnerships and other such endeavors that could include an equity investment or other business (e.g. licensing) or financing mechanisms, domestically and/or internationally.

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

Accounting for Classifying Series C Stock

In September 2009, we issued 2,920 shares of our Series C Convertible Preferred Stock which contained certain reset and possible redemption provisions which required it to be classified as a liability in the balance sheet and stated at redemption value net of discounts. In accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), we are required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.  Each reporting period, we are required to mark to market the reset provision.

As of September 30, 2010 all the derivative features described above expired; therefore the Series C preferred stock and warrants was reclassified to the equity section for balance sheet presentation.

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

In September 2009, we issued warrants in connection with the issuance of our Series C Stock that contain certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the warrant as an adjustment to current period operations. As noted above, the reset provisions expired in the quarter ending September 30, 2010, and the warrant liability was reclassified to the equity section for balance sheet presentation.

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

In July 2010 in connection with a new credit line arrangement, the Company issued 750,000 five year common stock purchase warrants with an exercise price of $1.00 per share, a cashless exercise provision and, under certain circumstances, as defined, ratchet price protection with respect to future issuances of equity securities by the Company.

In July 2010, the Company issued 25,000 shares of common stock for services rendered at $1.03 per share.

In August 2010, in conjunction with the exercise of 200 shares of Series B Preferred Stock, the Company issued 200,000 shares of its common stock.

In September 2010, the Company issued an aggregate of 250,000 shares of common stock for services rendered and to be rendered over the term of the agreement. 25% of the shares vested immediately, were valued at $0.64 per share and were issued under a Board-approved stock plan exempt from the price reset provisions of the warrants issued in conjunction with the credit facilities. The remainder of the shares will be determined with milestones met.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

In October 2010 the Company entered into a securities purchase agreement with an accredited investor for the issuance and sale of an aggregate of 500 shares of the Company’s Series D Convertible Preferred stock for $500,000. The shares are convertible into 500,000 shares of the Company’s common stock, subject to certain adjustments, and automatic conversion, as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. Funds received in September were initially recorded as ‘Stock subscription’ in the ‘Stockholders’ deficit’ section of the Balance Sheet. In connection with the sale, the Company issued five-year, cashless warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.10 per share. The shares, underlying common shares and warrants are subject to SEC Rule 144.

Item 6.	Exhibits.

3.1(a)	Certificate of Incorporation of EP Floors, Inc., incorporated by reference to Exhibit 3.1a to Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006.
3.1(b)	Amended Certificate of Incorporation of EP Floors, Inc., incorporated by reference to Exhibit 3.1b to Registrant’s Registration Statement on Form SB-2 filed March 22, 2006.
3.1(c)	Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on February 1, 2008.
3.1(d)	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1(d) to Registrant’s Form 8-K filed on July 29, 2010.
3.19(d)	Amended and Restated Certificate of Amendment of Certificate of Incorporation, incorporated by reference to Exhibit 3.1 to Registrant’s Form S-1/A filed with the SEC on July 24, 2008.
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit No. 3.2 of Registrant’s Registration Statement on Form SB-2 filed on March 22, 2006.
3.3(a)	Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on January 4, 2008.
3.3(a) - 1	Amendment to Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 4.9 of Registrant’s Form 8-K filed on December 3, 2008.
3.3(b)	Certificate of Designation of Series B Preferred Stock, incorporated by reference to Exhibit 4.10 of Registrant’s Form 8-K filed on December 3, 2008.
3.4(a)	Charter of the Audit Committee of the Board of Directors, incorporated by reference to Exhibit 3.5(a) to Registrant’s Form 10-K, filed on February 24, 2010.
3.4(b)	Charter of the Compensation Committee of the Board of Directors, Certificate of Designation of Series A Preferred Stock Exhibit 3.5(a) to Registrant’s Form 10-K, filed on February 24, 2010.
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

4.15	Form of Warrant issued to Purchasers, incorporated by reference to Exhibit 4.15 to Registrant’s Form 8-K filed on October 7, 2010.
4.16	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock, incorporated by reference to Exhibit 4.16 to Registrant’s Form 8-K filed on October 7, 2010.
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

10.30	Amendment to Securities Purchase Agreement (Credit Line), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2010.
10.31	Branislav Vajdic Amended Employment Agreement, incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on June 18, 2010.
10.32	Vincent Renz Amended Employment Agreement, incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on June 18, 2010..
10.33	Fourth Amendment to Securities Purchase Agreement for $3 million Credit Line, incorporated by reference to Exhibit 10.36 to Registrant’s Form 8-K filed on July 29, 2010.
10.34	Securities Purchase Agreement, dated July 28, 2010 for $1.5 million Credit Line, incorporated by reference to Exhibit 10.37 to Registrant’s Form 8-K filed on July 29, 2010.
10.35	Form of Master Services Agreement, incorporated by reference by Exhibit 10.35 to Registrant’s Form 8-K filed on August 5, 2010.
10.36
Securities Purchase Agreement dated as of October 1, 2010, by and among NewCardio, Inc., and the investor signatory thereto, incorporated by reference to Exhibit 10.39 to Registrant’s Form 8-K filed on October 7, 2010.

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

NEWCARDIO, INC.

Date: November 15, 2010	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer