Form 10-K/A
period 2009-12-31
NewCardio, Inc.
filed 2011-01-13
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- K/A
AMENDMENT No. 1

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

Vincent W. Renz
Chief Executive Officer
NewCardio, Inc.
2350 Mission College Boulevard, Suite 1175
Santa Clara, California 95054
(408) 516-5000
 (Name, address and telephone number of agent for service)

Copies of all communications to:

Fran Stoller, Esq
Loeb & Loeb, LLP
345 Park Avenue
New York, New York 10154
Phone: (212) 407-4000
Fax: (212) 407-4990

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock: NONE

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☐ Yes ☒ No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes   ☐No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

   The number of shares of the registrant’s common stock outstanding as of January 13, 2011 was 30,688,902 .

EXPLANATORY NOTE

This Form 10K/A amends and restates our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original 10-K”) filed with the Securities and Exchange Commission (the ”SEC”) on February 24, 2010 in response to comments issued by the SEC and to clarify certain prior disclosures.  This 10-K/A contains changes to the Cover Page; Part I—Item 1 (Marketing and Sales); Part III --Item 10 (Compensation of the Members of the Board of Directors); and Part IV—Item 15 (Exhibits, pages F-1, F-2, F-3 and Notes 2, 7, 8 and 10 to the Financial Statements).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-K/A as Exhibits 31.01, 31.02, 32.01 and 32.02.

Except for the foregoing amended information, we have not updated the disclosures contained in the Form 10-K/A to reflect events that have occurred subsequent to the filing date of the Original 10-K.  Accordingly, this Form 10-K/A should be read in conjunction with the Original 10-K and our subsequent filings with the SEC.

TABLE OF CONTENTS

PART I		4
Item 1.	Business	4
Item1A.	Risk Factors	15
Item1B.	Unresolved Staff Comments	21
Item 2.	Properties	22
Item 3.	Legal Proceedings	22
Item 4.	Submission of Matters to a Vote of Security Holders	22

PART II		23
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item7A.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	31
Item9A.	Controls and Procedures	31
Item9B.	Other Information	32

PART III
Item10.	Directors, Executive Officers and Corporate Governance	33
Item11.	Executive Compensation	36
Item12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	41
Item13.	Certain Relationships and Related Transactions and Director Independence	43

PART IV
Item14.	Principal Accountant Fees and Services	44
Item15.	Exhibits, Financial Statement Schedules	45

SIGNATURES		46
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

Because of the difficulty in detecting cardiac toxicity, surrogate diagnostic markers are used during drug development to detect increased cardiac risk. The most important such surrogate marker is the drug-induced changes in the QT interval on the ECG. "QT" is the time interval that is measured on the ECG signal from a part of the signal labeled "Q", start of depolarization, through "T," end of repolarization. The United States Food and Drug Administration (the “FDA”) and other drug regulatory bodies now require extensive ECG data on all drugs in clinical development, with a particular focus on drug-induced QT interval changes. Many of the new standards are set forth in the E14 Guidance for Industry published jointly by the FDA and the International Committee on Harmonisation in October 2005 (the E14 Guidance) at www.fda.gov/cder/guidance/6922fnl.htm . The primary focus of the E14 Guidance is a detailed assessment of a drug's effects on ECG parameters, particularly the QT interval.

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

By the end of 2009 we signed three master services agreements with Dedicated Phase 1, a clinical pharmacology unit , and two  global CROs; further we have been selected  by a top 5 pharmaceutical company as the exclusive provider of automated cardiac solutions through its preferred ECG core lab providers . Our master service agreements, or MSAs, provide the general legal framework pursuant to which we may conduct business with potential customers, but do not contain any financial commitments nor do they indicate the level of business, if any, that may ultimately be generated by such potential customers. Any services or studies that we may perform will generally be evidenced by a purchase order type of arrangement that will become an addendum to the MSA. Through December 31, 2009, we had not generated any revenues from these entities. We are collaborating with the sales teams of each of our customers in introducing the integrated solution to their Sponsor customers, which will ultimately lead to an initial validation collaboration on a previous QT/TQT study, and upon analysis of the results, approval to work with the clinical teams to incorporate the automated analysis into their planned Phase 1 QT/TQT studies for 2010.. QTinno is expected to enable our CRO and CPU customers to capture additional revenue from previously outsourced cardiac safety studies and from our ECG core lab and Sponsor customers due to its ability to provide more robust services with increased accuracy and efficiency. We anticipate that our customers will increasingly deliver fully automated results through QTinno in all Phase 1QT/TQT studies going forward.

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

Compensation of the Members of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board.  Independent non-employee directors are paid a fee of $1,500 and are reimbursed for their reasonable expenses for each meeting of the Board they attend in person.  Upon joining the Board of Directors, each independent director receives an initial stock option grant to purchase 100,000 shares of our common stock, with the exception of our Chairman who received options to purchase 400,000 shares of our common stock.  The initial option grants vest in 48 equal monthly installments commencing on the date of grant, subject to acceleration in full upon a change of control transaction.  Directors also receive annual option grants of 5,000 shares for each committee of the Board on which they serve or 10,000 shares if they serve as committee chairman.  Committee options vest in full on the date of grant.  In May 2009, Mr. Hanson received options to purchase 5,000 shares and in December 2009, each of Mr. Heisch, Mr. Blair and Dr. Maguire received options for 15,000 shares for their committee services during 2009, all of which options have an exercise price of $.80 per share. We maintain directors and officers liability insurance.

On April 15, 2009, we implemented a retention initiative for our employees and management.  In connection with this initiative, each of our employee and independent directors received 25,000 restricted stock units (“RSUs”), with the exception of our Chairman who received 50,000 RSUs.  The RSUs cliff vest in two years, subject to 50% acceleration in the event of a change in control transaction and the balance earlier than two years if a director's service as a board member terminates. In addition, as part of our retention initiative all previously granted options, including those held by our directors, were re-priced to $.80, which was the market value on such date.

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

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
(a)(2)	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
(a)(3)	Exhibits: The exhibits listed in (b) below are filed or incorporated by reference as part of this Form 10-K.
(b)
3.1(a)	Certificate of Incorporation, as amended (1)
3.1(b)	Certificate of Designation, Rights, Preferences and Limitations of Series B Convertible Preferred Stock filed December 1, 2008 (2)
3.1(c)	Amended and Restated Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock filed September 14 2009 (3)
3.2	Amended and Restated By-Laws (6)
4.1	Securities Purchase Agreement dated as of December 27, 2007 (4)
4.2	Amendment dated December 1, 2008 to Securities Purchase Agreement (2)
4.3	Put Agreement between the Registrant and Platinum-Montaur Life Sciences LLC dated December 1, 2008 (2)
4.4	Management Rights Agreement between the Registrant and Vision Capital Advantage Fund L.P. dated as of December 1, 2008 (2)
4.5	Amendment dated as of July 28, 2009 to Securities Purchase Agreement (5)
4.6	Amended and Restated Series A Common Stock Purchase Warrant (2)
4.7	Securities Purchase Agreement dated as of September 11, 2009 (3)
4.8	Form of Common Stock Purchase Warrant issued to purchasers of Series C Convertible Preferred Stock (3)
4.9	Form of Common Stock Purchase Warrant issued to the placement agent and the selected dealer in connection with the issuance of Series C Convertible Preferred Stock (3)
10.1	Employment Agreement between the Registrant and Branislav Vajdic dated November 1, 2007 (1)
10.2	Employment Agreement between the Registrant and Richard Brounstein dated as of March 1, 2008 (6)
10.3	Consulting Agreement between the Registrant and E4 LLC dated as of September 13, 2007 (1)
10.4	Consulting Agreement between the Registrant and JFS Investments dated as of May 1, 2008 (1)
10.5	Consulting Agreement between the Registrant and First Montauk Securities Group dated as of July 27, 2009 (1)
10.6	Employment Agreement between the Registrant and Kenneth Londoner dated as of October 31, 2007 (7)
10.7	Employment Agreement between the Registrant and Vincent Renz dated as of August 18, 2008 (8)
10.8	Employment Agreement between the Registrant and Ihor Gussak dated July 30, 2008
10.9	Employment Agreement between the Registrant and Dorin Panescu dated October 20, 2008
10.10	2004 Equity Incentive Plan (9)
10.11	2009 Equity Compensation Plan (10)
10.12	Form of Restricted Stock Unit Grant Notice and Attachment (10)
10.13	Credit Facility Securities Purchase Agreement dated as of July 30, 2009 (5)
10.14	Amendment dated December 28, 2009 to Credit Facility Securities Purchase Agreement (11)
10.15	Standard Office Lease between the Registrant and 2350 Mission Investors LLC dated February 6, 2008 (6)
10.16	Technology Assignment Agreement between the Registrant and Bosko Bojovic dated September 28, 2004 (1)
10.17	Settlement and Release Agreement between the Registrant and Samuel E. George, M.D. dated as of October 1, 2006 (1)
10.18	Form of Lock-Up Agreement (1)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Charter of the Audit Committee of the Board of Directors *
99.2	Charter of the Compensation Committee of the Board of Directors*
99.3	Charter of the Nominating and Governance Committee of the Board of Directors*
______________________________
*Previously filed
(1)   Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-149166) declared effective on August 29, 2008.
(2)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 3, 2008.
(3)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.
(4)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 4, 2008.
(5)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 30, 2009.
(6)  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(7)  Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2007.
(8)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2008.
(9)  Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-149576) filed on March 7, 2008.
(10)  Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-160004) filed on June 19, 2009.
(11)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 30, 2009.

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

We have conducted our audits in accordance with  the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance   about whether the financial   statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

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
RBSM LLP
Certified Public Accountants
New York, New York February 23, 2010

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS
Current assets:
Cash	$1,386,007	$2,324,793
Short term investment	25,010	2,143,457
Prepaid expenses	111,871	118,454
Prepaid commitment fees	556,875	-
Total current assets	2,079,763	4,586,704

Property, plant and equipment, net of accumulated depreciation of $79,041 and $19,208 as of December 31, 2009 and 2008, respectively	198,955	110,718

Other assets:
Deposits	22,600	22,600

	$2,301,318	$4,720,022

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$480,152	$842,510
Note payable, related party, current portion	-	10,316
Put liability	744,280	744,280
Total current liabilities	1,224,432	1,597,106

Warrant liability	1,078,292	-
Reset derivative	687,958	-
Total liabilities	2,990,682	1,597,106

Temporary equity:
Preferred shares subject to liability conversion	784,010	-

Permanent equity:
Stockholders' equity (deficit)
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 16,435 shares issued and outstanding as of December 31, 2009 and 2008	16	16
Common stock, $0.001 par value, 99,000,000 shares authorized; 24,290,279 and 22,335,595 shares issued and outstanding as of December 31, 2009 and 2008, respectively	24,290	22,336
Additional paid in capital	29,432,680	24,440,311
Deficit accumulated during development stage	(30,930,360)	(21,339,747)
Total stockholders' equity (deficit)	(1,473,374)	3,122,916

	$2,301,318	$4,720,022

The accompanying notes to these consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From September 7, 2004
	Year ended December 31,		(date of inception) through
	2009	2008	December 31, 2009
Operating expenses:
Selling, general and administrative	$6,904,521	$5,684,723	$14,437,184
Depreciation	59,833	18,614	79,041
Research and development	3,047,994	2,126,084	6,333,104
Total operating expenses	10,012,348	7,829,421	20,849,329

Net loss from operations	(10,012,348)	(7,829,421)	(20,849,329)

Other income (expense)
Gain (loss) on change in fair value of warrant liability and reset derivative	907,866	(5,012,875)	(4,105,009)
Other financing costs	(512,330)	(1,495,044)	(2,245,588)
Interest, net	26,199	155,701	(912,724)

Net loss before income taxes	(9,590,613)	(14,181,639)	(28,112,650)

Provision for income taxes	-	-	-

Net loss	(9,590,613)	(14,181,639)	(28,112,650)

Preferred stock dividend	(784,010)	(754,328)	(4,356,048)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,374,623)	$(14,935,967)	$(32,468,698)

Net (loss) income per share-basic and fully diluted	$(0.44)	$(0.71)

Weighted average number of shares-basic and fully diluted	23,726,059	20,945,436

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

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. Management is devoting substantially all of its efforts to the commercialization of its initial product solution, as well as to raising strategic funding in order to accelerate the development and commercialization of additional products based on the Company’s 3-D platform technology.  During 2009, the Company also began exploring potential strategic relationships to provide capital and other resources for the further development and marketing of its products.  There can be no assurance that the Company’s commercialization or financing efforts will be successful. The Company has obtained a credit facility from certain of its investors and will seek additional credit lines if necessary to support its operations.  The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE 7 – CREDIT FACILITY

On July 30, 2009, the Company entered into a $3 million credit line arrangement (the “Credit Line”), pursuant to a Securities Purchase Agreement (the “SPA”), with purchasers signatory to the SPA, pursuant to which the purchasers will purchase 12% Secured Revolving Debentures Due May 31, 2011, as amended, and, in connection therewith, (x) was issued 750,000 five year common stock purchase warrants with an exercise price of $0.01 per share, and (y) will be issued upon each draw down under the Credit Line, for each $1.00 advanced under the Credit Line, additional five year common stock purchase warrants exercisable at a price equal to 100% of the average volume weighted average prices (VWAPs) for the prior five trading days (the “Draw Down Warrants”). The Draw Down Warrants will have full-ratchet  price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) with respect to future Draw Down Warrants issued under the Credit Line and future issuances of equity securities by the Company (subject to certain specific exceptions).  The warrants will have cashless exercise provisions and be subject to forced cashless exercise in the event that the Company’s common stock is trading at three times the VWAP for the 20 trading days prior to conversion of the warrants.  All interest under the Debentures will accrue and be payable upon maturity.

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
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 - SERIES C CONVERTIBLE PREFERRED STOCK

In September 2009, the Board of Directors authorized the issuance of up to 7,000 shares of 0% convertible non-voting preferred stock (the “Series C preferred stock”) with warrants.

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

Due to certain terms in the September 2009 financing and described below, the proceeds from the financing were allocated among three types of financial instruments. These terms include:

Dilutive issuance (see the "Reset derivative" liability in the Consolidated Balance Sheets). If, at any time prior to the first anniversary of the date of issuance, the Company, except in connection with defined exempt issuances, sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue any common stock (or common stock equivalents) entitling any person to acquire shares of common stock at an effective price per share less than the market price of the common stock on the date that the Series C preferred stock was issued (a “dilutive issuance”), than the conversion ratio shall be increased by the same percentage as the percentage by which the price per share of common stock in connection with the dilutive issuance was lower than the market price of the common stock on the date that the Series C preferred stock was issued.

Exchange Right (see the "Preferred shares subject to liability conversion" in the Consolidated Balance Sheets under "Temporary equity"). If, at any time prior to the first anniversary of the date of issuance, the Company delivers a notice requesting a draw down under the Company’s 12% secured revolving debenture due May 31, 2011, then a copy of such request shall be delivered to each holder of the Series C preferred stock within five trading days of such notice.  Each holder of the Series C preferred stock shall have a one-time right, at any time within five trading days after delivery of notice, to elect to exchange its Series C preferred stock (and all warrants issued to the holder in connection with the Series C preferred stock) for a debenture and warrants on the same terms and in the same dollar amount, as was issued to the purchasers of the debentures and warrants.

Warrant (see the "warrant liability" in the Consolidated Balance Sheets). In connection with the issuance of each share Series C preferred stock, the Company issued 1,000 warrants to purchase the Company’s common stock at $1.20 per share for five years.  Prior to the first anniversary of the date of issuance, the warrants contain certain reset provisions should the Company issue sell or grant any option to purchase, or sell or grant any right to re-price, or otherwise dispose of or issue any common stock (or common stock equivalents) entitling any person to acquire shares of common stock at an effective price per share less than the exercise price of the Series C Preferred Stock.

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
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE 8 - SERIES C CONVERTIBLE PREFERRED STOCK (continued)

In connection with the issuance of the Series C preferred stock, the Company issued 2,920,000 warrants with similar reset provisions.  In accordance with ASC 815-40, the Company is required to record the fair value of the warrants outside of equity, as warrant liability, and mark to market each reporting period. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

The Company issued an aggregate of 2,920 shares of preferred stock in September 2009 to accredited investors including Company officers, shareholders and directors.

The Company recorded a total debt discount of $2,674,117 from the reset provision and related warrants and as a result of the initial value of the Preferred Stock was zero.  The discount is amortized ratably over the reset provision life of one year. During the year ended December 31, 2009, $784,010 was amortized and charged to "Preferred stock subject to liability conversion."

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

The 1,626,801 involves only cashless warrant exercises:

During the year ended December 31, 2009, 1,626,801 warrants were exercised on a cashless basis in exchange for 1,515,000 shares of the Company’s common stock; 1,395,000 in the first quarter and 120,000 in the June quarter.

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

Aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 and 2008 was $3,462,891 and $1,802,168, respectively. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $1.65 and $0.72 as of December 31, 2009 and 2008, respectively, and the exercise price multiplied by the number of options outstanding.

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

NEWCARDIO, INC.

Dated: January 13, 2011	By:	/s/ Vincent W. Renz
Vincent W. Renz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent W. Renz	Chief Executive Officer, President and Director (principal executive officer)	January 13, 2011
Vincent W. Renz

/s/ Richard D. Brounstein	Executive Vice President, Chief Financial Officer and Secretary	January 13, 2011
Richard D. Brounstein	(principal financial and accounting officer)

/s/ Mark W. Kroll, Ph.D., FACC, FHRS	Chairman of the Board of Directors	January 13, 2011
Mark W. Kroll, Ph.D., FACC, FHRS

/s/ Robert M. Blair, M.Inst.P.	Director	January 13, 2011
Robert N. Blair, M.Inst.P.
January 13, 2011
/s/ Branislav Vajdic, Ph.D.	Director
Branislav Vajdic, Ph.D.

/s/ James A. Heisch	Director	January 13, 2011
James A. Heisch

/s/ Jess Jones, M.D.	Director	January 13, 2011
Jess Jones, MD

/s/ Michael Hanson	Director	January 13, 2011
Michael Hanson

/s/ Patrick Maguire, M.D., Ph.D.	Director	January 13, 2011
Patrick Maguire, M.D., Ph.D.