Form 10-Q/A
period 2010-09-30
NewCardio, Inc.
filed 2011-01-13
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q /A

Amendment No. 1
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). * Yes  ☐ No ☐

*The registrant has not yet been phased into the Interactive Data requirements.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Shares Outstanding at January 13, 2011
Common Stock, $0.001 Par Value	30,688,902

EXPLANATORY NOTE

This Form 10-Q/A amends and restates our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 (the “Original 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2010 in response to comments issued by the SEC and to clarify certain prior disclosures.  This 10-Q/A contains changes to the Cover Page, Part I—Item 1 (Financial Statements and Notes 2, 4, 7 and 8), Part I—Item 4(T) (Controls and Procedures) and Part II—Item 7 (Exhibits).

In accordance with Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, currently dated certifications of our principal executive officer and our principal financial officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, we have not updated the disclosures contained in the Form 10-Q/A to reflect events that have occurred subsequent to the filing date of the Original 10-Q.  Accordingly, this Form 10-Q/A should be read in conjunction with the Original 10-Q and our subsequent filings with the SEC.

NEWCARDIO, INC.

NEWCARDIO, INC.

INDEX

PART I	Financial Information	Page Number

Item 1.	Financial Statements (unaudited)

	Condensed Consolidated Balance Sheets – September 30, 2010 (Unaudited) and December 31, 2009	3

	Unaudited Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2010 and September 30, 2009 and for the period September 7, 2004 (date of inception) to September 30, 2010	4

	Unaudited Condensed Consolidated Statements of Stockholders (Deficit) Equity –Nine Months Ended September 30, 2010	5

	Unaudited Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2010 and September 30, 2009 and for the period September 7, 2004 (date of inception) to September 30, 2010	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 4T.	Controls and Procedures	38

PART II	Other Information

Item 1	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Removed and Reserved	38

Item 5	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		41

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I.

FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash	$1,005,320	$1,386,007
Short term investment	-	25,010
Accounts receivable, trade	86,053	-
Prepaid expenses	97,484	111,871
Prepaid commitment fees	2,451,754	556,875
Total current assets	3,640,611	2,079,763

Property, plant and equipment, net of accumulated depreciation of $138,231 and $79,041 as of September 30, 2010 and December 31, 2009, respectively	173,315	198,955

Other assets:
Patent costs, net	15,986	-
Deposits	22,600	22,600

	$3,852,512	$2,301,318

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$482,297	$480,152
Unearned revenue	1,500	-
Line of credit	3,000,000	-
Put liability	-	744,280
Total current liabilities	3,483,797	1,224,432

Warrant liability	1,683,102	1,078,292
Reset derivative	-	687,958
Total liabilities	5,166,899	2,990,682

Temporary equity:
Preferred shares subject to liability conversion	-	784,010

Permanent equity:
Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 12,250 and 16,435 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	12	16
Preferred stock Series C, $0.001 par value; 7,000 shares designated; 2,920 and -0- shares issued and outstanding as of September 30, 2010 and December 31, 2009 , respectively	3	-
Preferred stock Series D, $0.001 par value; 1,000 shares designated; no shares issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value, 500,000,000 and 99,000,000 shares authorized as of September 30, 2010 and December 31, 2009, respectively; 29,871,857 and 24,290,279 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	29,872	24,290
Stock subscription	500,000	-
Additional paid in capital	37,371,015	29,432,680
Deficit accumulated during development stage	(39,215,289)	(30,930,360)
Total stockholders' deficit	(1,314,387)	(1,473,374)

	$3,852,512	$2,301,318

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					From September 7, 2004
	Three months ended September 30,		Nine months ended September 30,		(date of inception) through
	2010	2009	2010	2009	September 30, 2010
Revenue	$99,210	$-	$169,328	$-	$169,328
Cost of sales	37,937	-	84,468	-	84,468
Gross (loss) profit	61,273	-	84,860	-	84,860

Operating expenses:
Selling, general and administrative	1,185,170	1,538,141	4,732,292	4,821,003	19,169,476
Depreciation	20,446	17,941	59,191	41,249	138,232
Research and development	748,401	796,168	2,674,089	2,338,589	9,007,193
Total operating expenses	1,954,017	2,352,250	7,465,572	7,200,841	28,314,901

Net loss from operations	(1,892,744)	(2,352,250)	(7,380,712)	(7,200,841)	(28,230,041)

Other income (expense)
Gain (loss) on change in fair value of warrant liability and reset derivative	97,473	(748,941)	711,706	(748,941)	(3,393,303)
Amortization of commitment fees	(626,352)	(170,156)	(1,407,795)	(170,156)	(1,577,951)
Other financing costs	(1,655)	(10,000)	(86,655)	(133,345)	(2,162,087)
Interest, net	(80,360)	1,051	(121,473)	23,984	(1,034,197)

Net loss before income taxes	(2,503,638)	(3,280,296)	(8,284,929)	(8,229,299)	(36,397,579)

Provision for income taxes	-	-	-	-	-

Net loss	(2,503,638)	(3,280,296)	(8,284,929)	(8,229,299)	(36,397,579)

Preferred stock dividend	-	(109,986)	-	(109,986)	(4,356,048)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,503,638)	$(3,390,282)	$(8,284,929)	$(8,339,285)	$(40,753,627)

Net loss per share-basic and fully diluted	$(0.08)	$(0.14)	$(0.29)	$(0.35)

Weighted average number of shares-basic and fully diluted	29,520,144	23,882,507	28,126,775	23,607,055

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

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. Management is devoting substantially all of its efforts to the commercialization of its initial product solution, as well as raising additional debt or equity financing in order to accelerate the development and commercialization of additional products based on the Company’s 3-D platform technology.  The Company is continuing to explore potential strategic relationships to provide capital and other resources for the further development and marketing of its products.  The Company has obtained credit facilities from certain of its investors to support its operations and has also implemented expense management measures. There can be no assurance that the Company’s commercialization or financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE 4 – CREDIT FACILITIES

On July 30, 2009, the Company entered into a $3 million credit line arrangement (the “Credit Line”), pursuant to a Securities Purchase Agreement (the “SPA”), with purchasers signatory to the SPA, pursuant to which the purchasers will purchase 12% Secured Revolving Debentures Due September 30, 2011, as amended, and, in connection therewith, (x) was issued 750,000 five year common stock purchase warrants with an exercise price of $0.01 per share, and (y) was issued a total of 3 million five year common stock purchase warrants exercisable at a price equal to 100% of the average volume weighted average prices (VWAPs) for the prior five trading days upon each draw down under the Credit Line, for each $1.00 advanced under the Credit Line, (the “Draw-down Warrants”). The Draw-down Warrants have full-ratchet price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) for future issuances of equity securities by the Company (subject to certain specific exceptions.) With respect to each of the Draw-down Warrants issued under the Credit Line there is a reduction in exercise price only if a subsequent draw is at a lower price than the original VWAP. The warrants will have cashless exercise provisions and be subject to forced cashless exercise in the event that the Company’s common stock is trading at three times the VWAP for the 20 trading days prior to conversion of the warrants.  All interest under the Debentures will accrue and be payable upon maturity.

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

Due to certain terms in the September 2009 financing and described below, the proceeds from the financing were initially allocated among three types of financial instruments. These terms include:

NEWCARDIO, INC
(a development stage company)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

 NOTE 7 – STOCKHOLDERS EQUITY (continued)

Dilutive issuance (see the "Reset derivative" liability in the Consolidated Balance Sheets).  The Preferred C stock contained certain reset provisions up to the first anniversary of date of the issuance. These reset provisions expired during the 3 months ended September 30, 2010.

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

Warrant (see the "warrant liability" in the Consolidated Balance Sheets). The warrant is described in Footnote 5, Warrant Liability, "In connection with issuance of Series C Preferred Stock in September 2009."

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

The Company recorded a total debt discount of $2,674,117 from the reset and exchange provisions and related warrants, and with the expiration of both the dilutive issuance rights and the exchange right during the year, the entire amount is now classified in "Permanent equity."

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

Aggregate intrinsic value of options outstanding and exercisable at September 30, 2010 and 2009 was $2,766,760 and $1,673,843, respectively. Aggregate intrinsic value represents the difference between the Company's closing price on the last trading day of the fiscal period, which was $1.05 and $0.64 as of September 30, 2010 and 2009, respectively, and the exercise price multiplied by the number of options outstanding.

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

Item 4(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2009 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.

3.1(a)	Certificate of Incorporation, as amended (1)
3.1(b)	Certificate of Designation, Rights, Preferences and Limitations of Series B Convertible Preferred Stock filed December 1, 2008 (2)
3.1(c)	Amended and Restated Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock filed September 14 2009 (3)
3.1(d)	Certificate of Amendment of Certificate of Incorporation filed July 23, 2010 (4)
3.1(e)	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock filed October 1, 2010 (14)
3.2	Amended and Restated By-Laws (7)
4.1	Securities Purchase Agreement dated as of December 27, 2007 (5)
4.2	Amendment dated December 1, 2008 to Securities Purchase Agreement (2)
4.3	Put Agreement between the Registrant and Platinum-Montaur Life Sciences LLC dated December 31, 2008 (2)
4.4	Management Rights Agreement between the Registrant and Vision Capital Advantage Fund L.P. dated as of December 1, 2008 (2)
4.5	Amendment dated as of July 28, 2009 to Securities Purchase Agreement (6)
4.6	Amended and Restated Series A Common Stock Purchase Warrant (2)
4.7	Securities Purchase Agreement dated as of September 11, 2009 (3)
4.8	Form of Common Stock Purchase Warrant issued to purchasers of Series C Convertible Preferred Stock (3)
4.9	Form of Common Stock Purchase Warrant issued to the placement agent and the selected dealer in connection with the issuance of Series C Convertible Preferred Stock (3)
4.10	Form of Common Stock Purchase Warrant issued to purchasers of Series D Convertible Preferred Stock (14)

10.1	Employment Agreement between the Registrant and Branislav Vajdic dated November 1, 2007 (1)
10.2	Employment Agreement between the Registrant and Richard Brounstein dated as of March 1, 2008 (7)
10.3	Consulting Agreement between the Registrant and E4 LLC dated as of September 13, 2007 (1)
10.4	Consulting Agreement between the Registrant and JFS Investments dated as of May 1, 2008 (1)
10.5	Consulting Agreement between the Registrant and First Montauk Securities Group dated as of July 27, 2009 (1)
10.6	Employment Agreement between the Registrant and Vincent Renz dated as of August 18, 2008 (8)
10.7	Memoranda of Understanding dated June 14, 2010 amending the Employment Agreements of Branislav Vajdic and Vincent Renz (9)
10.8	Employment Agreement between the Registrant and Ihor Gussak dated July 30, 2008 (12)
10.9	Employment Agreement between the Registrant and Dorin Panescu dated October 20, 2008 (12)
10.9	2004 Equity Incentive Plan (10)
10.10	2009 Equity Compensation Plan (11)
10.11	Form of Restricted Stock Unit Grant Notice and Attachment (11)
10.12	Credit Facility Securities Purchase Agreement dated as of July 30, 2009 (6)
10.13	Amendment dated July 28, 2010 to Credit Facility Securities Purchase Agreement (4)
10.14	Standard Office Lease between the Registrant and 2350 Mission Investors LLC dated February 6, 2008 (7)
10.15	Technology Assignment Agreement between the Registrant and Bosko Bojovic dated September 28, 2004 (1)
10.16	Settlement and Release Agreement between the Registrant and Samuel E. George, M.D. dated as of October 1, 2006 (1)
10.17	Form of Master Services Agreement (15)
10.18	Form of Lock-Up Agreement (1)
10.19	Credit Facility Securities Purchase Agreement dated as of July 28, 2010 (4)
14.1	Code of Ethics
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
99.1	Charter of the Audit Committee of the Board of Directors (13)
99.2	Charter of the Compensation Committee of the Board of Directors (13)
99.3	Charter of the Nominating and Governance Committee of the Board of Directors (13)

(1)   Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-149166) declared effective on August 29, 2008.
(2)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 3, 2008.
(3)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.
(4)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 29, 2010.
(5)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 4, 2008.
(6)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 30, 2009.
(7)   Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(8)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2008.
(9)   Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 18, 2010.
(10)  Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-149576) filed on March 7, 2008.
(11)  Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-160004) filed on June 19, 2009.
(12)  Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009.
(13)  Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
(14)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2010.
(15)  Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

Date: January 13, 2011	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer