Form 10-K
period 2010-12-31
NewCardio, Inc.
filed 2011-03-29
CIK 1354942

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2010.

OR

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

Commission File Number: 333-149166

NEWCARDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1826789
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

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

Fran Stoller, Esq.
Loeb & Loeb, LLP
345 Park Avenue
New York, New York 10154
Phone: (212) 407-4000\
Fax: (212) 407-4990

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act..     ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes ☒ No

Indicate by check mark whether registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).   ☐ Yes ☒ No

The aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock quoted on the OTC Bulletin Board as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010), was approximately $20,102,000.

The number of shares of the registrant’s common stock outstanding as of March 28, 2011 was 30,831,428.

PART I

Item 1.	Business.

Background

We are a cardiac diagnostic and services company developing and marketing proprietary software platform technologies to provide higher accuracy to, and increase the value of, the standard 12-lead electrocardiogram, or ECG.  Our 3-D ECG software platform reduces the time and expense involved in assessing cardiac status while increasing the ability to diagnose clinically significant conditions which were previously difficult to detect.  Our software products and services significantly improve the diagnosis and monitoring of cardiovascular disease, as well as cardiac safety assessment of drugs under development.

NewCardio, Inc. was incorporated in the State of Delaware on September 2, 2003 under the name EP Floors, Inc. (“EP Floors”).  On November 16, 2006, in connection with the sale of substantially all of the shares of its common stock, EP Floors ceased operations and on November 20, 2006, changed its corporate name to Marine Park Holdings, Inc. (“Marine Park”).  From November 16, 2006 through December 27, 2007, Marine Park was a shell company.

NewCardio Technologies, Inc. (“NewCardio Technologies”) was incorporated in the State of Delaware on September 7, 2004 under the name NewCardio, Inc.  On December 27, 2007, NewCardio Technologies consummated a reverse merger with Marine Park by entering into a share exchange agreement (the “Share Exchange”) pursuant to which the stockholders of NewCardio Technologies exchanged all of their capital stock for 18,682,537 shares of common stock of Marine Park representing 92% of Marine Park’s outstanding capital stock, after the return to treasury and retirement of 9,445,015 shares of common stock held by certain stockholders of Marine Park concurrently with the Share Exchange.  As of December 27, 2007, Marine Park’s officers and directors resigned their positions and Marine Park changed its business to NewCardio Technologies’ business.  On January 17, 2008, Marine Park changed its corporate name to NewCardio, Inc.  References herein to “we,” “us,” “our,” “company,” “our company” or “NewCardio” refer to NewCardio, Inc., the parent corporation, and NewCardio Technologies, its wholly-owned subsidiary.

General

We are developing a 3-D cardiovascular diagnostic platform technology focused enhancing the clinical value of the ECG, and we initially intend to compete in two large segments of the cardiovascular disease (“CVD”) diagnostic market: (1) cardiac safety analysis for drug development, and (2) cardiovascular disease diagnostics and monitoring.

The 12-lead ECG is cardiology’s most frequently used screening and diagnostic tool, primarily due to the fact that it is a non-invasive, inexpensive, and highly versatile test which provides immediate availability for diagnosing arrhythmia, heart muscle diseases, or increased susceptibility to sudden cardiac arrest.  According to our current market estimates, there are more than 250 million ECGs taken annually in the developed countries of the world, including, but not limited to, in connection with drug development efforts, emergency room visits, ambulatory monitoring, hospital stays, periodic physicals and stress tests.  Our opportunities in this market are twofold; the first being our ability to add value to the current use of ECG as a diagnostic tool based on our ability to provide more accurate and timely diagnosis than is available today. The second is our ability to advance the use of the ECG as a diagnostic tool in replacing much more costly, and sometimes risky, diagnostic tests with a more cost effective and accurate procedure. We believe this could increase the number of ECGs performed annually.

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

Because of the difficulty in detecting cardiac toxicity, surrogate diagnostic markers are used during drug development to detect increased cardiac risk. The most important surrogate marker is the drug-induced changes in the QT interval on the ECG. “QT” is the time interval that is measured on the ECG signal from a part of the signal labeled “Q”, start of depolarization, through “T,” end of repolarization. The United States Food and Drug Administration, or FDA, and other drug regulatory bodies now require extensive ECG data on all drugs in clinical development, with a particular focus on drug-induced QT interval changes. Many of the new standards are set forth in the E14 Guidance for Industry published jointly by the FDA and the International Committee on Harmonisation in October 2005 (the E14 Guidance) at www.fda.gov/cder/guidance/6922fnl.htm. The primary focus of the E14 Guidance is a detailed assessment of a drug’s effects on ECG parameters, particularly the QT interval.

One of the most striking new standards in the E14 Guidance is the requirement for a single trial, called a “Thorough QT Study” (“TQTS”), the purpose of which is to define the drug’s effect on the QT interval.  The TQTS must assure regulators that the drug does not prolong QT interval more than a minimal amount.  A drug that “fails” this test may still be developed, but later phase trials now must include substantially more detailed cardiac safety data.  This may result in additional development costs and may add at least 1-2 years to the development process. In practice, a failed TQTS will often lead drug sponsors to abandon an otherwise-promising drug.

Meeting the standards of the E14 Guidance is made even more challenging by the difficulty of measuring drug-induced QT prolongation on an ECG.  At present, QT intervals are assessed by cardiac safety core labs in a manner that is labor-intensive, expensive and often of uneven quality.  Computerized algorithms have not been able to effectively solve this problem. Among other factors, such algorithms are limited by the same difficulties that human readers face, particularly precisely defining a low-amplitude event surrounded, and sometimes buried within, electrical noise.  At present, most expert observers regard them as unreliable for cardiac safety assessment in drug development, and the E14 Guidance unequivocally recommends manual assessment.

As a consequence of these developments, drug sponsors are devoting an increasing amount of time and resources to cardiac safety issues.  Currently, about 2000 new drugs (referred to herein as “New Chemical Entities” or “NCE”) are being studied as discussed forth at http://newmeds.phrma.org/.  Each NCE that reaches market will typically need 15,000 to 50,000 ECGs, and if the product is intended for treatment of a cardiovascular disease, possibly as many as 100,000 ECGs or more for analysis of cardiac safety. Indeed, depending upon the NCE, a single TQTS may require 20,000 ECGs or more.  What is needed is a reliable, accurate, precise and fully automated method of measuring drug effects on QT intervals and other ECG indicators of cardiac risk.

CVD Monitoring and Diagnostics Market

We intend to compete in a large segment of the CVD monitoring and diagnostic market, which is comprised of (i) point-of-care technologies and services, which account for approximately 65% of the total market, and (ii) ambulatory (outpatient) monitoring for cardiac disease, which accounts for approximately 35% of the total market.  Since cardiac disease is common, there are presently sizable markets in both categories.  For example, according to statistics published by the American Heart Association, approximately:

•	81 million Americans have some form of cardiovascular disease;

•	17.6 million Americans have coronary heart disease, which includes a history of myocardial infarction or angina pectoris;

•	5.8 million Americans have heart failure; and

•	2.7 million Americans have a history of atrial fibrillation or atrial flutter.

A substantial portion of all of the above patient groups may benefit from the relatively inexpensive and convenient forms of cardiac monitoring and diagnostic tools being developed by our company.  Moreover, as the U.S. population ages, the number of patients in each category is expected to increase.  In the future, we expect that the ambulatory segment will see faster growth following the general trend of increased outpatient diagnosis procedures, as well as technological improvements that make remote digital monitoring more feasible.

While advanced CVD diagnostic testing (such as cardiac magnetic resonance imaging and multi-detector computed tomography) have important roles, they are not suited for initial screening of patients with suspected cardiac disease, and there remains an unmet need for better CVD diagnostic screening tools. We intend to provide such tools, targeted primarily to two sub-segments of the CVD diagnostic market:

•	Stationary Cardiac Screening and Diagnostics, comprise of:

•
patients who enter the emergency department or other acute care facilities must be quickly and accurately evaluated for potentially life-threatening acute cardiac disease, such as acute coronary syndrome; and

•	other ambulatory or hospitalized patients with or without a cardiac disease diagnosis may need to be screened for their level of risk, the presence of disease, or disease progression.

•	Ambulatory Cardiac Monitoring, comprised of:

•	patients with difficult to assess or transient cardiac symptoms require long-term, real-time monitoring for diagnosis and evaluation; and

•
patients with established cardiac disease, such as atrial fibrillation or coronary artery disease may need longer-term ambulatory monitoring to assess the effectiveness of therapy or establish the need for additional diagnostic tests or therapeutic interventions.

Principal Products and Applications

Our novel core platform technology provides real-time, 3-D analysis of the heart’s electrical activity, as detected at the body surface by standard 12-lead ECG electrodes. ECG input signals are typically sampled at 500 Hz (500 times per second).  Each signal is then normalized to present equidistant signal source representation from the body surface electrodes, and then mathematically processed to generate 3-D representations and other useful diagnostic 3-D proprietary markers. The ECG signal processing can be fully performed on a laptop computer so that the output is immediately available to the physician alongside the 12-lead standard ECG.  We have exploited our core technology platform to develop three initial products, QTinno, which was commercially released in 2009, and my3KG™ and CardioBip™, which are still in the initial research and development stage, as follows:

QTinno.  QTinno is an automated cardiac safety solution that streamlines the process for meeting the early phase cardiac safety analysis requirements as defined in ICH E14 guidance document.  It replaces the manual and/or semi-automated methodologies with algorithms that automatically measure, analyze and report on the ECGs collected for any early phase trial by a fully automating the evaluation of the QT and other timing intervals relevant for assessing drug cardiac toxicity (e.g. RR, PR, QRS, QT, QTcB, QTcF measurements).  It provides fast, accurate and precise QT data from a broad range of challenging ECGs, analyzing more than 10,000 ECGs within an hour.  The QTinno algorithm synthesizes information from all 12 leads into a 3-D representation of cardiac electrical activity over time.  From this representation, it then generates a “virtual” ECG lead, utilizing all available beats, that includes balanced and complete information from all parts of the heart.  This improves signal-to-noise ratio and shows difficult-to-detect events with substantially greater clarity than the standard 12-lead display.  This approach enables reliable, automated identification of key cardiac events – something no ECG provider has achieved to date.  In addition, QTinno incorporates novel curve fitting algorithms that ensure a high degree of accuracy, and a detailed “confidence factor” that flags the most difficult ECGs for recommended cardiologist over read.  This latter feature provides a fail-safe mechanism for ensuring all determinations are highly reliable.

The QTinno user interface has been carefully designed to meet user needs, both in display and data analysis.   QTinno is a validated, 21CFR11 compliant software solution that supports the workflow for TQT and early phase automatic ECG analyses.  The system incorporates intuitive, user friendly interface summary screens containing real-time study metrics.   QTinno enables users, based on privileges assigned through the user profile, to efficiently manage the input, processing and output of the ECG data required in a TQT and/or early phase study.

When ECG processing has been completed, the results from QTinno can be provided back to the user in a number of different ways.  Cardiologists can view the ECGs that have been identified by the “confidence factor” for recommended review (generally no more than 2-4% of the ECGs processed) and adjudicate the results within QTinno (if required), specify ECG morphology findings and record any general comments.  Study results that contain the ECG measurements, morphology findings and processing details can be exported from the system.  Lastly, FDA XML files can be exported from QTinno for all ECGs that were processed, which can then be used by the drug sponsor as part of the upload to the FDA ECG warehouse or as part of a new drug application, or NDA, submission to the FDA.  All of these processing, review and reporting functions are available if QTinno is installed locally or if the user is accessing the application within the NewCardio hosted data center.

QTinno can be installed and used on any Windows-based personal computer.  It does not require a dedicated computer and no special hardware is required to operate the software.  In addition, there is no requirement for any new or unique procedures for capturing ECGs, enabling customers to continue to use their current ECG hardware and processes to obtain standard ECG recordings.  They will simply extract the digital files of these ECG recordings in order to import into the QTinno software.  QTinno will receive the ECG input signal via any standard means of transporting a digital computer file, such as a CD/DVD, USB drive or a network.  As noted above, QTinno can be delivered as “Software as a Service” (“SaaS”) through the 21CFR11 compliant NewCardio hosted data center or installed within our customers internal IT infrastructure, based on the requirements/preference of the customer.

CardioBip.  The prototype of CardioBip is a mobile ECG wireless transtelephonic system comprised of a mobile ECG recording and transmitting device, and web-enabled software which receives, processes and analyzes the data.  At present, there is no convenient and reliable method for remote monitoring and detection of either ischemic events or derangements of atrial electrical activity.  CardioBip is a convenient hand-held device that patients can carry with them and use to generate and transmit accurate and complete 12-lead ECGs during ordinary daily activity or when symptoms develop.  Such capabilities have the potential to significantly improve clinical outcomes for millions of patients with heart disease.

CardioBip will be placed on the patient’s chest, using three integrated electrodes to make contact.  The patient will touch two points on the recorder with each hand, thereby providing two additional electrodes.  No wires are required.  The recorder will wirelessly transmit data to the web-enabled software, through which a synthesized 12-lead ECG will be reconstructed from a calibrated, patient-specific transformation algorithm, proprietary to our company.  A clinician can then evaluate the information, enabling more accurate and timely diagnoses of acute cardiac events, and facilitating immediate intervention in life-threatening situations.

CardioBip is currently being developed beyond this prototype stage, although introduction of a commercial product is expected to take approximately 24 months, depending on the level of funding we can secure for this product.  We intend to file a first application for 510(k) premarket notification in support for generic cardiac rhythm remote monitoring.  We then plan to initiate a clinical study to document the performance of CardioBip for the remote monitoring of patients affected by atrial fibrillation.  Based on the outcomes of the clinical trial, we intend to file a second application for 510(k) premarket notification in support of remote monitoring of atrial fibrillation.  In 2010, we continued the maintenance of core CardioBip patents issued in several European countries and filed several U.S. and Patent Cooperation Treaty (“PCT”) patent applications intended to cover new system features.  See “Intellectual Property.”

my3KG.  my3KG is a software application we are developing to provide a comprehensive method to assess cardiac electrical activity in time and space.  my3KG extracts additional information from standard 12-lead ECG signals and uses it to generate 3-D ECG markers.  These markers are used in conjunction with proprietary statistical classifiers that render diagnostic decisions. We believe that this will enable my3KG to assess potentially fatal diseases and conditions, including acute coronary syndrome (“ACS”), with greater accuracy than possible by standard ECG.

Importantly, my3KG would require no change in standard ECG practice.  The ECG would be obtained exactly as it is now, with the electrodes placed in the same locations with no need for additional electrodes. Moreover, my3KG provides the 12-lead display along with its novel diagnostic decisions.  We believe this will be highly important in promoting acceptance of my3KG by the medical community. In 2010, we completed internal validation of my3KG algorithms, conducted a study showing superior ACS detection results in a diabetes population and filed several U.S. and PCT patent applications intended to protect existing and new features.  See “Research and Development” and “Intellectual Property” sections below.

Depending on the level and timing of funding we are able to secure, my3KG is expected to be introduced concurrently with or following the introduction of CardioBip.  We intend to file an application for 510(k) premarket notification in support of an indication for detection of acute MI.  We anticipate that the application will be based on data from a retrospective clinical study, a study where one accesses patients’ ECGs that had been treated in the past.  At this time, we do not plan to conduct a prospective clinical trial in order to secure our first set of regulatory approvals.  A prospective trial is one in which my3KG would be run side by side with ECGs taken in real time as patients enter the emergency room in order to analyze the performance of my3KG compared to current practice.  A retrospective study is much more effective in time, cost and analysis than a prospective trial.

Marketing and Sales

QTinno. We are marketing QTinno as a fully automated software solution that provides:

•	diagnostic accuracy and precision in assessing drug induced QT prolongation - with results comparable to the current gold standard manual read but with substantially less variance;

•	diagnostic speed - requiring less than 2 hours to process a typical TQT study, substantially faster and less labor-intensive than the current gold standard manual read; and

•
cost savings -by substantially reducing the amount of human labor and time required to conduct TQT studies and other drug cardiac safety studies, as well as being able to perform studies with less subjects while retaining the same study power.

Since the official launch of QTinno in August 2009, we have entered into seven master service agreements (“MSAs”) with customers for the use of QTinno to deliver cardiac safety analysis services.  These MSAs provide the general legal framework pursuant to which we may conduct business with potential customers, but do not contain any financial commitments nor do they indicate the level of business, if any, that may ultimately be generated by such potential customers.  Any services or studies that we may perform will generally be evidenced by a purchase order type of arrangement that will become an addendum to the MSA. During the year ended December 31, 2010, we generated over $250,000 of revenues from the sale of QTinno implementation kits and related professional services as well as from the processing of ECGs in our initial early phase QT studies.  We are currently involved in a growing number of study opportunities for QTinno, from both current and prospective customers.  We believe we are well positioned to be able to identify and capture a significant number of cardiac safety studies in the early phase market in 2011.

We believe the increasing success of our QTinno marketing efforts has been helped substantially by the extensive clinical validation work we have done with this product.  To date, we have completed 12 clinical validation studies involving over 100,000 ECGs, done in collaboration with partners from the pharmaceutical industry, clinical trial service providers, regulatory bodies and academia.  In all of these studies, QTinno returned results that were closely comparable to a variety of manual and semi-automated methods, but with lower measurement variability and substantially greater speed.

In addition to our collaborative validation studies, QTinno’s performance has also been comprehensively and independently evaluated by the Cardiac Safety Research Consortium (the “CSRC”), a public-private partnership of drug cardiac safety experts formed under the FDA Critical Path Initiative to support drug cardiac safety research.  To meet the need for reliable, objective assessment and validation of automated ECG analysis algorithms such as QTinno, the CSRC has set aside a “testing” ECG database, which it offers to developers under strict protocols designed to assure accurate and reliable assessment of the technology.  The results of NewCardio’s validation efforts with the CSRC “testing” dataset, which were presented at the CSRC annual meeting at the FDA White Oak Headquarters in December 2010, provided an independent and authoritative validation of QTinno measurement accuracy and low measurement variability.  We believe we are the only company that has agreed to the CSRC protocols, perhaps due to the reluctance of others to agree, prior to initiating the validation process that the results would be made public by the CSRC regardless of outcome.

Our sales and marketing efforts for QTinno are focused on increasing the level of awareness and interest in automated cardiac safety solutions, and specifically in QTinno, throughout the clinical trial industry.  We are targeting three distinct customer groups who are involved in cardiac safety analysis in early phase QT studies.  The first group includes clinical trial service providers, such as clinical research organizations (“CROs”), ECG core labs, and clinical pharmacology units (“CPUs”) who would be our “direct” customers seeking to integrate QTinno into their current product and service offerings, enabling them to expand their revenue and profit potential through the delivery of automatic cardiac safety analysis in the early phase TQTS they are conducting for their Pharma sponsor customers.  The second group includes “indirect” customers, primarily Pharma sponsors and other drug development organizations, which will be looking to adopt the automated cardiac safety methodology for their early phase TQTS through our direct customers, their clinical trial service providers. The third group includes the regulatory authorities, in particular the FDA, as well as key industry groups, such as the CSRC, that we will work in collaboration with  to share both the current performance of QTinno, as well as the product’s future potential to advance the current state of cardiac safety analysis.

We believe the level of market awareness and adoption that we have realized to date through our validation efforts for QTinno provide solid proof of concept/validation for the potential of our 3-D ECG software platform technology that forms the basis of our other solutions under development, which we will seek to leverage in connection with any future marketing efforts for CardioBip in the emerging area of telemedicine and remote patient monitoring and for my3KG, the first deployment of which is expected to be in the emergency room

Research and Development

Our research and development efforts to date have focused on the development of the QTinno, CardioBip and my3KG solutions and the 3-D ECG software technology platform in general.  The timing and nature of our research and development activities is dependent upon our ability to raise the funding needed for these efforts.

CardioBip. Since 2004, we have been deploying prototype CardioBip units in Belgrade, Serbia and currently have 40 units collecting 3-D ECG data and wirelessly transmitting them to a 24-hour on-call cardiology center for review.  More than 5,000 successful ECG data transmissions from more than 120 patients have been completed to-date.

During 2010, we initiated a clinical study that used CardioBip for remote monitoring of patients that had undergone cardiac ablation procedures for the treatment of atrial fibrillation (“AF”).  This study compared standard follow-up procedures, such 24-hour Holter monitoring, to periodic remote and wireless monitoring conducted using CardioBip.  The study enrolled 21 patients and was completed in the fourth quarter of 2010.  All patients who underwent catheter ablation for AF were given CardioBip devices and asked to provide daily transmissions for 60 days and additional transmissions whenever symptoms (such as palpitations or dizziness) developed.  Patients also had 24-hour, continuous 12-lead ECG Holter recordings, a commonly-used method for AF surveillance, at 30 and 60 days post-procedure.  Both CardioBip and Holter data were reviewed by two independent, blinded cardiologists.  All 21 patients completed the full 60-day follow-up period and showed good compliance throughout, making an average of 2.2 transmissions per day.  Of the 21 patients, 20 had at least one episode of recurrent AF detected by CardioBip.  Most of these episodes were asymptomatic.  Six of the 20 patients also had occurrence of atrial flutter detected.  In contrast, only four and two patients had recurrent AF and atrial flutter detected by the Holter, respectively.  In all these six patients, AF and atrial flutter had already been detected by CardioBip – at an average of 27 days earlier than detection by the Holter.  All symptomatic CardioBip transmissions were correlated with at least one rhythm irregularity (e.g. AF, atrial flutter, or premature beats).  We believe that our working hypothesis that CardioBip monitoring allowed for early detection of clinically relevant post-procedure AF recurrences, as compared to using Holter devices, proved to be correct.  Additionally, CardioBip offered patients the convenience of having their rhythm monitored remotely from the comfort of their home.  Healthcare costs may have been saved, as the need for hospital/doctor’s office visits was reduced.  We have been invited by the Heart Rhythm Society (the “HRS”) to present this study results at its upcoming Annual Conference.  The presentation, entitled “Long-term Intermittent Wireless Remote Monitoring of Reconstructed 12-Lead ECG in Post-Ablation AF Patients Using the CardioBip System”, will be made at the 32nd Annual Scientific Sessions of the HRS, to be held in San Francisco, CA, May 4-7, 2011.

A fully operational prototype version of the CardioBip system was successfully demonstrated at the 31st Annual Conference of the HRS in May 2010.  At the same conference, results from our first AF pilot study were discussed during an oral presentation as part of the scientific sessions.  We expect to use this version and create a fully functional, fully documented, verified and validated system that would constitute the basis of a filing for 510(k) premarket notification in the first half of 2012.  During 2010, we also presented the results from the first two CardioBip clinical studies at the 32nd Annual International Conference of the IEEE Engineering in Medicine and Biology Society, held in Buenos Aires, Argentina, August 31-September 4, 2010.

my3KG.  Our focus for my3KG is to create a software product that will offer significant improvements in sensitivity and preserve specificity as compared to the results of traditional 12-lead ECGs that do not use our 3-D platform.  We believe our primary advantage using the 3-D platform algorithm comes from our ability to analyze results occurring on the side and back of the heart.  We are initially focusing directly on the algorithmic work and the potential of the product for significantly improving the diagnosis of a heart attack, or acute MI.  Recent results from blinded tests conducted on newly acquired ECG databases confirmed my3KG’s increased performance in detecting MI.

During 2010, we validated the performance of my3KG algorithm using internal ECG databases with data from patients presenting with chest pain symptoms at two Emergency Departments located in the U.S.  In one such validation study, we analyzed the performance on my3KG in detecting acute MI in patients affected by diabetes.  Accurate and timely diagnosis of acute MI is notoriously difficult in diabetics, largely because the standard 12-lead ECG is often inaccurate, inconclusive or non-diagnostic in this patient group.  To address this problem, independent investigators at the University of Kansas Medical Center in collaboration with our physician-scientists, obtained detailed clinical and 12-lead ECG data on 155 consecutive diabetic patients with suspected acute MI, and evaluated the diagnostic performance of my3KG in this patient group.  The study, which was completed in October 2010, showed that my3KG had 42% greater sensitivity than expert cardiologist interpretation of 12-lead ECG for early detection of acute MI, with equal or better specificity.  Diabetics with acute MI represent a very large and growing patient group, currently over 10% of such adults in the U.S. Moreover, the incidence of acute MI is believed to be two to four times greater in diabetics than in the general population, according to the American Diabetes Association and the American Heart Association.  We believe use of my3KG in this patient group may facilitate more accurate and timely diagnosis of acute MI in diabetic patients, and may lead to improved clinical outcomes.  We have been invited by the American College of Cardiology (the “ACC”) to present the results of this key study at the 60th Annual ACC Scientific Meeting to be held in New Orleans, LA in April 2011.

In a second validation study, our hypothesis was that my3KG may improve the initial diagnosis of acute MI; by using quantitative 3-D analysis of various ECG angular and spatial velocity vectors, and morphology indices of ventricular repolarization.  This initial version of the algorithm was not designed to differentiate ST segment Elevation Myocardial Infarction (“STEMI”) from non-STEMI (“NSTEMI”).  Our objective was to compare the diagnostic accuracy of the algorithm with that of two blinded expert cardiologists.  First admission ECGs of consecutive patients presenting to the emergency department with chest pain or discomfort (n = 589) were blinded, randomly sorted, then coded by two cardiologists as STEMI, NSTEMI, or no-acute MI.  Digital ECG data was provided to the algorithm, which gave a diagnosis of acute MI or no-acute MI.  Outcome of any acute MI (STEMI or NSTEMI) vs. no acute MI were adjudicated by other physicians by chart review, including ECGs, troponin, consults, and imaging tests, and angiography.  Of 589 cases, there were 17 STEMI and 29 NSTEMI for 46  acute MIs in total, and 543 with no-acute MI.  On average, my3KG had an acute MI-detection sensitivity of 69% versus the average cardiologists’ sensitivity of  51%.  The algorithm specificity was 88% vs. 91% for the cardiologists.  The significant increase in sensitivity resulted in a higher negative predictive value for the algorithm.  We have been invited by the Society of Academic Emergency Medicine (the “SAEM”) to present the results of this study at the Annual SAEM Scientific Meeting to be held in Boston, MA, June 1-5, 2011.

We continue to study internally my3KG’s performance in ECGs from patients undergoing evaluation for acute chest pain in emergency rooms. Our objective continues to be the collection of data to help us refine the product and prepare it for an external clinical trial to support a filing for clearance with the FDA.

QTinno.  QTinno has been clinically validated at this time with both internal and external studies as previously reported.  Results showed that QTinno’s automated determination and the “gold standard” high quality manual measurement were virtually identical (less than 1 millisecond difference), and individual measurements showed a high degree of precision (standard deviation of well under 10 milliseconds between the two approaches).   Moreover, in every validation study done to date, QTinno has shown lower measurement variability – that is, lower standard deviations, narrower confidence intervals, and lower mixed-model covariance - than the comparator method.

Importantly, these observations from QTinno clinical validation studies were confirmed by the CSRC using their blinded “testing” ECG dataset.  In this rigorous independent study, conducted entirely by the CSRC without our involvement, QTinno returned an excellent moxifloxacin curve that met regulatory standards in every way.  Moreover, the independent CSRC results again showed that QTinno results had significantly and substantially lower measurement variability compared to the Sponsor-reported data.  These results were presented at a symposium sponsored by the FDA, Drug Information Association, and CSRC, held at the FDA’s White Oak Headquarters in Silver Spring MD, on December 9, 2010.

As we work with customers and sponsors, as part of their evaluation process, we continue to put QTinno through rigorous clinical validation exercises, as the consistent quality of results delivered continues to confirm the robustness of the underlying technology in addressing both the immediate and long term concerns of the current standard (i.e. QT interval measurement) for cardiac safety analysis/testing in drug development.  We believe that working in collaboration with potential customers and/or partners will help not only to accelerate their adoption of QTinno, but also will provide valuable input/feedback for continued enhancement of this solution.

One of the most significant results of our collaboration efforts has been the development of an engineering version of QTinno that was used to successfully process 24 hours of Holter data from a complete TQT study.  The data was provided to us by a global pharmaceutical company that we are collaborating with on this project.  The automatically-computed results for the study were available after approximately 36 hours of computer processing time and showed a good agreement with the original core lab data with significantly reduced variability.  We plan to add this enhancement to a future model of QTinno.

The current development work for QTinno primarily involves product enhancements as is typical with a released software product.  This is largely driven by our customers as they learn the full capabilities of the automated 3-D ECG software platform technology.  Our efforts are focusing on adding functionality and improving the quality of data provided by QTinno.  The most significant enhancement we are developing is the ability to automatically extract optimized ECG data from continuous recordings from devices such as a Holter recorder or a telemetry system.  Not only will QTinno automatically extract this data, but our clinical studies have shown that our extraction strategy provides lower variable data than if the extractions were performed manually by technicians.  In addition, we have added support for demography data management and the ability for QTinno to operate unattended, further streamlining the ECG analysis process.  The enhanced version of QTinno is expected to be made available to the market in the first half of 2011.  While we also expect to add capability to manage late stage drug studies and post-market surveillance studies, we believe the market opportunities of CardioBip and my3KG are larger and we are prioritizing those as our next research and development efforts for the 3-D ECG software platform technology.

Competition

QTinno.  QTinno currently competes with standard methodologies, manual and semi-automatic, for analyzing ECGs during drug development.  Competitors include several smaller, effectively startup, as well as GE Healthcare and Mortara, which have the predominant market share of the ECG equipment used during the course of clinical trials.  We believe our 3-D approach and novel analytical algorithms offer substantial competitive advantages over the currently available solutions from these providers, including increased accuracy, precision, and full automation in obtaining data on QT interval effects of drugs, which the FDA requires from all drug developers.  We cannot predict the timing of or extent to which potential customers will embrace our automated solution.  As it relates to the larger providers, we would face substantial competition if existing ECG core labs who utilize their equipment in conducting their studies, input their existing algorithms to the current standard and semi-automatic methodologies, and begin to market and use them as their automated solution.

CardioBip. Companies such as CardioNet, LifeWatch and others provide products and services with similar indications for use as CardioBip. Because the CardioBip system provides 12-lead ECGs, we believe that our remote monitoring solution will offer competitive benefits to clinicians and patients.  Additionally, CardioBip’s high convenience factor, its integrated electrode configuration, its patient friendliness combined with the utility of our web-enabled data review software is expected to provide additional advantages for potential customers.  However, because several of these competitors have substantially greater resources than us, we may face challenges in gaining market acceptance for our product.

my3KG. Companies such as GE Healthcare, Phillips Medical Systems, Mortara, Medtronic, and others compete in the same space. We believe that the increased sensitivity in detecting acute MI offered by my3KG, built on the strength of our proprietary 3-D ECG software technology platform, will provide a competitive solution for Emergency Department acute-care applications. Nevertheless, these competitors today control over 90% of the U.S. market.  While these companies may provide potential partnership opportunities, if we were to compete against them, their widespread adoption by hospitals makes it difficult for smaller providers of ECG analysis software to gain market share.

Intellectual Property

The medical software and hardware technology products industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes.  Our success will depend, in part, on our ability to obtain patent protection for our products, to preserve our trade secrets and to avoid infringing the proprietary rights of third parties.

We hold certain patent rights, have certain patent applications pending and expect to seek additional patents in the future.  However, we cannot assure the success or timeliness in obtaining any such patents or the breadth or degree of protection that any such patents might afford us.  The patent position of medical software and hardware technology products is often highly uncertain and usually involves complex legal and factual questions.  There is a substantial backlog of patents at the United States Patent and Trademark Office.  No consistent policy has emerged regarding the breadth of claims covered in medical technology product patents.  Accordingly, we cannot assure that patent applications relating to our products or technology will result in patents being issued, that, if issued, such patents will afford adequate protection to our products or that our competitors will not be able to design around such patents. In that regard, a company’s research and development efforts, supplemented by the timing protection afforded by protective patents, are what leads to a competitive advantage.

In 2010, we were issued two fundamental U.S. patents for CardioBip and my3KG.  Additionally, we filed additional U.S. and PCT patent applications intended cover existing and new features of all three products, QTinno, CardioBip and my3KG. The following table summarizes the status of our patents and patent applications as of the date hereof:

App Number/ Filing Date	Brief Summary (Products Covered)	Status
PCT/ YU2004/ 00020 08/20/04	Cordless recording and telecommunication of three special ECG leads and their processing (CardioBip)
US Patent No. 7,647,093 issued 01/12/10.
EU Certificate of Patent Grant EP1659936 issued 12/26/2007. EU Patent active in DE, ES, FI, FR, IT, GB, GR, PL. Other national phases are being processed.
International Application now being examined in China, Japan, Korea and the European Union (EU).

PCT/ US2005/ 001239 01/16/ 05	Visual 3-D presentation of ECG data (my3KG, QTinno)	International Application now being examined in the China, Japan, Korea and the European Union (EU)
US 11/ 036,930 1/16/04	Visual 3-D presentation of ECG data (my3KG, QTinno)	US Patent No. 7,266,408 issued 09/04/07. PCT/US2005/001239 International Application.
US 11/ 848,221 1/16/04	Visual 3-D presentation of ECG data (my3KG, QTinno)
Filed as divisional US Patent Application on 08/30/07. Divisional with respect to 11/036,930, filed on 1/16/04.
US PTO notice of all-claim allowance on 1/28/10. US patent 7,751,875 issued on July 6, 2010.

PCT/ US2008/ 009308 07/31/07	Quantitative assessment of cardiac electrical events (QTinno)	Priority to US Provisional Application filed 08/01/07.
US Patent Application	Device and methods for evaluating cardiac electrical events (QTinno)	US Patent Application filed with US PTO on 07/31/08. Application # US 12/184,068. Priority to US Provisional Application filed 08/01/07.
US Patent Application	System for quantitative assessment of cardiac electrical events (QTinno)	US Patent Application filed with US PTO on 06/12/09. Application # US 12/484,153.
US Patent Application	Method for quantitative assessment of cardiac electrical events (QTinno)	US Patent Application filed with US PTO on 06/12/09. Application # US 12/484,156.
US Patent Application	Electrocardiographic Monitoring System and Method Using Orthogonal Electrode Pattern (CardioBip)	US Patent Application filed with US PTO on 07/31/09. Application # US 12/534,064.
US Patent Application	ECG Reconstruction For Atrial Activity Monitoring And Detection (CardioBip)	US Patent Application filed with US PTO on 11/05/09. Application # US 12/613,488.
US Patent Application	Method for Automated EKG Analysis (my3KG)	US Patent Application filed with US PTO on 11/06/09. Application # US 12/614,352.
US Patent Application	System for Automated EKG Analysis (my3KG)	US Patent Application filed with US PTO on 11/06/09. Application # US 12/614,354.
US Patent Application	System and Method for Automated EKG Analysis (my3KG)	US Patent Application filed with US PTO on 11/06/09. Application # US 12/614,361.
US Provisional Patent Application	Alternative Markers For Quantitative Assessment of Cardiac Electrical Events (QTinno)	US Provisional Patent Application filed with US PTO on 12/15/09. Provisional Application # US 61/286,763.
US Patent Application	Atrial Fibrillation Detection based on Absence of Consistent P-Loops in Averaged Vectorcardiogram (CardioBip)	US Patent Application filed with US PTO on 1/26/10. Application # US 12/694,236.
US Patent Application	Methods and apparatus for quantitative assessment of cardiac electrical events (QTinno)	US Patent Application filed with US PTO on 1/28/10. Application # US 12/695,128.
US Patent Application	Visual 3-D presentation of ECG data (my3KG, QTinno)	Filed as divisional US Patent Application in 3/17/10. Divisional with respect to 11/036,930, filed on 1/16/04. Application # US 12/726,168.
PCT	Systems and Methods For Quantitative Assessment of Cardiac Electrical Events (QTinno)	Application No.: PCT/US2010/036084 International Filing Date: May 25, 2010 Priority of 12/484,153 and 12/484,156 filed 6/12/09
PCT	Electrocardiographic Monitoring System and Method Using Orthogonal Electrode Pattern (CardioBip)	Application No.: PCT/US2010/44013 International Filing Date: July 30, 2010 Priority to US Patent Application filed with US PTO on 07/31/09. Application # US 12/534,064.
PCT	Automated EKG Analysis (my3KG)	PCT/US2010/052373 Filed 10/12/10 Priority of: 12/614,352, 12/614,354 and 12/614,361 Title: AUTOMATED EKG ANALYSIS
PCT	ECG Reconstruction For Atrial Activity Monitoring And Detection (CardioBip)	Application No.: PCT/US10/55174, Filed: 11/2/10 (Priority: U.S. Application No. 12/613,488; Filed: 11/5/09)
PCT	Alternative markers for quantitative assessment of cardiac electrical events (QTinno)	Application No.: PCT/US10/60041, Filed: 12/13/10. Priority to divisional application # US 61/286,763 filed on 12/15/09.
US Patent Application	Method and apparatus for quantitative assessment of cardiac electrical events (QTinno)	US Patent Application filed with US PTO on 01/03/2011. Application # US 12/983,451. Divisional to application # US 12/184,068. Priority to US Provisional Application filed 08/01/07.
PCT	Methods and apparatus for quantitative assessment of cardiac electrical events (QTinno)	Application No.: PCT/US2011/21739, Filed: 1/19/11. Priority of US Patent Application # US 12/695,128 filed 1/28/10.
PCT	Atrial Fibrillation Detection based on Absence of Consistent P-Loops in Averaged Vectorcardiogram (CardioBip)	Application No.: PCT/US2011/22455, Filed: 1/25/11. Priority of US Patent Application filed with US PTO on 1/26/10. Application # US 12/694,236.

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

We also seek to protect our proprietary technology, including technology that may not be patented or patentable, in part through confidentiality agreements and inventors’ rights agreements with collaborators, advisors, employees and consultants.  We cannot assure that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise be disclosed to, or discovered by, competitors.

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

Government Regulation

Our solutions include software, and potentially hardware, which will be used in clinical settings for drug development and patient diagnosis and, accordingly, are subject to regulation by the FDA and other regulatory agencies.  FDA regulations govern, among other things, the following activities that we perform and will continue to perform in connection with:

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

QTinno falls into the category of solutions that are exempt from requiring 510(k) pre-market clearance with the FDA.  This is because QTinno does not directly interact with a patient’s diagnosis and will be for use in drug safety applications.

We believe that my3KG and CardioBip fall into Class II, as they are both electrocardiographs and vectorcardiographs.  They must, therefore, first receive a 510(k) clearance from the FDA before we can commercially distribute them in the U.S.

For CardioBip, we intend to file a first application for 510(k) premarket notification in support for generic cardiac rhythm remote monitoring.  We will then initiate a clinical study to document the performance of CardioBip for the remote monitoring of patients affected by atrial fibrillation. Based on the outcomes clinical trial, we intend to file a second application for 510(k) premarket notification in support of remote monitoring of atrial fibrillation. Provided sufficient funding, we plan to have the first filing executed in 2012 and second one in 2013.

For my3KG, we intend to file an application for 510(k) premarket notification in support of an indication for detection of acute MI. We anticipate that the application will be based on data from a retrospective clinical study. At this time, we do not believe that it will be necessary to conduct a prospective clinical trial in order to secure our 510(k) clearance of my3KG.

510(k) Clearance Process. For each of my3KG and CardioBip, we must submit a pre-market notification to the FDA demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device, a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of pre-market approval applications, or is a device that has been reclassified from class III to either class II or I. If a device being submitted is significantly different than a previously cleared 510(k) device in terms of design, material, chemical composition, energy source, manufacturing process, or intended use, the device nominally must go through the pre-market approval (“PMA”) process.

The FDA’s 510(k) clearance process usually takes at least three months from the date the application is submitted and filed with the FDA, but it can take significantly longer. A device that reaches market via the 510(k) process is not considered to be “approved” by the FDA. They are generally referred to as “cleared” or “510(k) cleared” devices.  Nevertheless, it can be marketed and sold in the United States.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new 510(k) clearance or could require a PMA, which requires more data and is generally a significantly longer process than is a 510(k.) The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or a PMA is obtained.

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

Government regulation of QTinno for drug safety applications. The evaluation of ECGs from clinical trials for drug development is conducted under an Investigational New Drug or New Drug Application. As such, they are governed by The Food Drug and Cosmetic Act and regulations promulgated there under, primarily those set forth in Chapter 21 of the Code of Federal Regulations (21 CFR). Although no specific regulations govern use of electrocardiographic analytical tools in drug trials, QTinno must, nevertheless, be compliant with substantial portions of 21 CFR, particularly 21 CFR Part 11 regulating collection and submission of electronic data to the FDA.

In addition, the FDA must be familiar with QTinno performance and regard it as a validated methodology before drug sponsors will accept it for use in their QT studies..  On this note, the FDA deems a methodology to be valid if/when it consistently identifies the moxifloxicin profile/curve.  Moxifloxicin is typically the control drug for a TQTS as it have a known/expected profile/curve in prolonging the QT interval. We have had the opportunity to present QTinno validation results to the FDA, to include most recently at the annual CSRC meeting at the FDA Headquarters, and believe that both the technology and our clinical validation results were viewed favorably indicating that the FDA would accept data processed by QTinno in a prospective TQTS for review. We expect studies using QTinno will be presented to the FDA in 2011.

Further, we are a member of the CSRC, the broad-based collaboration of medical product safety experts from academia, industry, and the FDA. The CSRC was formed in 2005 in response to the Critical Path Initiative, the FDA’s effort to modernize the drug development process. The CSRC’s primary goal is to facilitate development of new tools to improve cardiac safety assessment of medical products, especially tools to quantify arrhythmia (abnormal heart beat) risk of new drugs in development.  We are an active participant in CSRC’s efforts, both providing expertise and technology as needed, and by conducting targeted research and development projects, as such projects are reviewed and approved by the CSRC’s Scientific Oversight Committee.  This intent is shown clearly in our recent participation, as the first and only participant, in the CSRC blinded “testing” dataset validation exercise.  The results of the collaboration were such that the CSRC asked, and NewCardio accepted, for an additional validation, this time on a cross-over TQTS (Please note: the initial blinded “testing” dataset was a parallel design TQTS).  We are currently reviewing the results of that validation with the CSRC team, and anticipate presenting those results in the first half of 2011.

In addition, we met with FDA representatives early in 2010, to review our concepts and programs in exploring new 3-D-based ECG markers for early assessment of cardiotoxicity of investigational drugs, beyond the current QT interval. At this meeting, the FDA confirmed its support and high interest in exploring additional cardiac safety markers. Subsequently, we presented data on these complementary markers in late February in London on the topic, “Three-dimensional Automated Algorithms in Continuous Quantitative Assessment of the Drug-induced Pattern of Ventricular Repolarization (Beyond QT/QTc)”.

International Regulation. International sales of medical devices are subject to foreign government regulations, which vary substantially from country to country. The time required to obtain approval by a foreign country may be longer or shorter than that required for FDA approval, and the requirements may differ significantly.

The European Union has adopted legislation, in the form of directives to be implemented in each member state, concerning the regulation of medical devices within the European Union. The directives include, among others, the Medical Device Directive that establishes standards for regulating the design, manufacture, clinical trials, labeling, and vigilance reporting for medical devices. The my3KG and the CardioBip may be affected by this legislation, but we believe that it does not affect development or implementation of QTinno for pharmaceutical development purposes. Under the European Union Medical Device Directive, medical devices are classified into four classes, I, IIa, IIb, and III, with class I being the lowest risk and class III being the highest risk. Under the Medical Device Directive, a competent authority is nominated by the government of each member state to monitor and ensure compliance with the Directive. The competent authority of each member state then designates a notified body to oversee the conformity assessment procedures set forth in the Directive, whereby manufacturers demonstrate that their devices comply with the requirements of the Directive and are entitled to bear the CE mark. CE is an abbreviation for Conformitй Europйene (or European Conformity) and the CE mark, when placed on a product, indicates compliance with the requirements of the applicable directive. Medical devices properly bearing the CE mark may be commercially distributed throughout the European Union. Failure to obtain the CE mark will preclude us from selling the my3KG, CardioBip and related products in the European Union.

Employees

As of December 31, 2010 we had 11 full-time employees and no part-time employees.  Additionally, we have approximately 20 consultants who perform various specialized services for us.  We have four consultants in Belgrade, Serbia, who perform research and development for us.  We have approximately nine consultants who perform clinical and regulatory support and compliance for us.  We also engage consultants for investor relations, accounting, advisory and legal services.

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

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results, and cash flows could be materially adversely affected

Risk Factors Related to Our Business.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of December 31, 2010 and our related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations, planned spending levels and the limited amount of funds on our balance sheet.  We have prepared our financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue in existence.  Further, as a result of this audit opinion, it may be more difficult to obtain equity and debt financing on acceptable terms.

We need to raise substantial additional capital and if we are unable to obtain the requisite financing, our business may fail.

We had limited cash at December 31, 2010 totaling $0.6 million, which even after our current expense management program is not expected to last through the first quarter of 2011.  At present revenue levels, our current working capital is not sufficient to carry out all of our plans and to fund our operating losses.  Although we have access to a $1.5 million credit facility which is available through July 2011, we do not have the funds necessary to sustain our business or execute on our business plan.  We require substantial additional financing to meet our working capital requirements and to complete development of and commercialize the next two solutions, CardioBip and my3KG, based our 3-D ECG software platform technology.  We anticipate that we will need between $15 million and $20 million to develop and obtain FDA 510(k) clearance for the initial indications for these products and another $5 million to $10 million to achieve full commercialization.  Actual expenses could exceed these estimates in the event the FDA considers that any of the two products requires clearance via the longer and more costly FDA pre-market approval, or PMA, process or if we will be required to conduct larger clinical studies either for regulatory or for reimbursement approvals.  We have been exploring financing options during the last several months and are currently in discussions with respect to a potential equity financing; however, we have no agreement or commitment for any financing and there can be no assurance that we will be successful in obtaining such additional funding on favorable terms or at all.  If we are unable to obtain adequate funding we may be required to reduce, defer or discontinue one or more of our product development programs and our business may fail

If we are unable to repay our debt obligations, our equity holders will be adversely impacted.

At December 31, 2010, we had approximately $3.2 million in principal and interest outstanding under our initial credit facility that is due and payable on September 30, 2011.  Borrowings under the $1.5 million credit facility, which we intend to access, are also due and payable on such date.  If we are unable to repay or otherwise manage this liability on or before the due date, the holders or our common and preferred stock, as well as warrants, options and restricted stock units, may lose a significant portion of their investment and experience significant dilution.  In addition, we may also be required to agree to restrictions that limit our operating flexibility.

We may never earn a profit.

We have incurred losses since inception.  While we have initiated the commercialization of our first product, QTinno, we have generated only nominal revenue from operations and expect to incur substantial net losses for the foreseeable future to further develop and commercialize our technology.  We cannot predict the extent of these future net losses, or when we may attain profitability, if at all.  If we are unable to generate significant revenue or attain profitability, we will not be able to sustain operations and will have to curtail significantly or cease operations.

Our research and development efforts may not result in commercially viable products which could result in a decline of our stock price and a loss of your investment.

Further research and development efforts will be required to fully develop our 3-D ECG software platform technology and incorporate it into solutions that can be submitted for and obtain the regulatory approvals and/or compliance required to be commercially viable.  We may not succeed in developing commercially viable solutions from our 3-D ECG software platform technology.  If we are not successful in developing commercially viable solutions or, if such solutions become commercially obsolete, our ability to generate revenues will be severely limited.

The commercial success of our product solutions will depend on the degree of market acceptance among physicians, patients, drug developers, health care payors and the medical community.

Our cardiovascular diagnostic solutions have never been commercialized beyond QTinno, and there is no assurance that QTinno or the product solutions under development will receive the necessary level of acceptance from our direct or indirect customers to enable us to support our operations or achieve profitability.  In future applications of our 3-D ECG software platform technology, even if they are approved for sale by the appropriate regulatory authorities, there is a risk that physicians may not order diagnostic tests based on our 3-D ECG software platform technology, in which event we may be unable to generate significant revenue or become profitable. In addition, physicians and patients may not utilize these unless third-party payors, such as managed care organizations, Medicare and Medicaid, directly or indirectly pay a substantial portion of the test’s price. There is additional uncertainty regarding our markets as a result of recent legislative changes in the U.S. healthcare system that may adversely affect the demand for new drug development.

There is significant uncertainty concerning third-party reimbursement of any test incorporating new technology.  Reimbursement by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are:

•	not experimental or investigational,

•	medically necessary,

•	appropriate for specific patient,

•	cost-effective, and

•	supported by peer-reviewed publications.

Since each payor makes its own decision as to whether to establish a policy to reimburse for a test, seeking these approvals is a time-consuming and costly process, and we cannot be certain that coverage will be provided by any third-party payors, in which event we may be unable to generate significant revenue or become profitable.

Further, to the extent that a product participates in an area where the reimbursement encompasses an event rather than a specific product, such as is often the case in an emergency room, there is no guarantee that our product can achieve the necessary value relationship to achieve a reasonable payment rate, in which event we may also be unable to generate significant revenue or become profitable.

Our products are highly regulated, and we will not be able to commercialize our products if we cannot obtain the necessary regulatory approvals.

Our products are subject to extensive regulation by numerous governmental authorities in the U.S., including the FDA, and other countries.  Most of our products will require governmental clearance, and some may require governmental approval, before they can be commercialized in the U.S.  The regulatory clearance and approval process, which may include clinical validation of certain of our products to establish their safety and effectiveness, can take years and be very costly.  Data obtained from clinical validation activities are susceptible to varying interpretations that could delay, limit or prevent regulatory approval.  In addition, delays or rejection may be encountered based upon changes in, or additions to, regulatory policies for device marketing authorization during the period of product development and regulatory review.  Delays in obtaining such clearances or approvals could adversely affect our marketing of products developed and our ability to generate commercial product revenues.  Our failure to receive regulatory approvals in the U.S. in a timely manner or comply with newly enacted additional regulation could cause us to cease operations and go out of business.

If we desire to commercialize our products outside the U.S., we will be required to meet applicable foreign regulatory requirements , which can change rapidly with relatively short notice, resulting in our products being banned in certain countries and an associated loss of revenues and income.  Foreign regulatory agencies can also introduce test format changes which, if we do not quickly address, can result in restrictions on sales of our products.

Our inability to protect our intellectual property rights could allow competitors to use our proprietary rights and technologies in competition against our company, which would reduce our sales.

We rely on a combination of patent, patent pending, trademark and trade secret laws, proprietary rights agreements and non-disclosure agreements to protect our intellectual property.  We cannot give any assurance that these measures will prove to be effective in protecting our intellectual properties.  We also cannot give any assurance that our existing patents will not be invalidated, that any patents that we currently or prospectively apply for will be granted, or that any of these patents will ultimately provide significant commercial benefits.  Further, competing companies may circumvent any patents that we may hold by developing products which closely emulate but do not infringe our patents.  While we intend to seek patent protection for our products in selected foreign countries, those patents may not receive the same degree of protection as they would in the U.S.  We can give no assurance that we will be able to successfully defend our patents and proprietary rights in any action we may file for patent infringement.  Similarly, we cannot give any assurance that we will not be required to defend against litigation involving the patents or proprietary rights of others, or that we will be able to obtain licenses for these rights.  Legal and accounting costs relating to prosecuting or defending patent infringement litigation may be substantial.

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

In recent years, there have been numerous advances in technologies relating to the diagnosis and treatment of cardiac problems.  These advances require us continuously to develop new products and enhance existing products to keep pace with evolving standards of care.  Our solutions could become obsolete unless we continually innovate and expand our product solutions to meet the demands of new therapies.  If we are unable to demonstrate the applicability of our solutions to new treatments, then sales of our solutions could decline, which would reduce our revenues.

We are dependent upon key personnel and hiring and assimilating new key employees. The loss of key employees or the inability to attract new key employees could adversely impact our ability to implement our business plan and our operating results.

Our success is heavily dependent on the continued active participation of our current executive officers.  The loss of any of our senior management could significantly impact our business until adequate replacements can be identified and put in place.  In addition, as we grow we will need to hire additional key personnel.  We may not be able to identify and attract high quality employees or successfully assimilate new employees into our existing management structure, which could delay the development, commercialization, marketing or sales of our products.

We may have difficulties managing growth which could lead to higher losses.

We have just started to realize revenue with QTinno in 2010 and have not begun selling any other products currently under development. Depending on market acceptance of these current and future products, we might not be in a position to rapidly commercialize our products.  Rapid growth would strain our human and capital resources, potentially leading to higher operating losses.  Our ability to manage operations and control growth will be dependent upon our ability to raise and spend capital to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our management and operational systems, infrastructure and other resources, financial and management controls, and reporting systems and procedures.  Should we be unsuccessful in accomplishing any of these essential aspects of our growth in an efficient and timely manner, we may be forced to grow at a slower pace that could slow or eliminate our ability to achieve and sustain profitability.  Such slower than expected growth may require us to restrict or cease our operations and go out of business.

Lawsuits and legal proceedings.

From time to time, we may become involved in various lawsuits, disputes and claims (“Actions”), arising in the ordinary course of business.  These Actions may raise complex factual and legal issues and are subject to uncertainties.  Actions filed against us could include product liability, commercial, intellectual property, customer, employment and securities related claims, including class action lawsuits.  Plaintiffs in some Actions may seek unspecified damages or injunctive relief, or both.  Adverse results in Actions may harm our business and have material adverse effects on our business, results of operations, liquidity or financial position.

Risk Factors Related to Our Stock.

The price and trading volume of our common stock is subject to certain factors beyond our control that may result in significant price and volume volatility, which substantially increases the risk that you may not be able to sell your shares at or above the price that you pay for the shares.

Factors beyond our control, that may cause our share price to fluctuate significantly include, but are not limited to, the following:

•	the development of a future market for our products;

•	changes in market valuations of similar companies;

•	announcement by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	global economic conditions;

•	developments in healthcare policies, including reimbursement;

•	additions or departures of key personnel; and

•	fluctuations in stock market price and volume.

Any of the foregoing factors could substantially increase the risk that you may not be able to sell your shares at or above the price that you pay for the shares.  Additionally, in recent years the stock market in general, and the Over-the-Counter Bulletin Board (the “OTCBB”) and technology stocks in particular, have experienced extreme price and volume fluctuations. In some cases these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price regardless of our operating performance.

In the past, class action litigation has often been brought against companies following periods of volatility in the market price of those companies’ common stock. If we become involved in this type of litigation in the future it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on your investment in our stock.

Our stockholders may experience substantial dilution in the value of their investment if we issue additional shares of our capital stock.

Our charter allows us to issue up to 500,000,000 shares of our common stock and to issue and designate the rights of, without stockholder approval, up to 1,000,000 shares of convertible preferred stock. In the event we issue additional shares of our capital stock, dilution to our stockholders could result. In addition, if we issue and designate a class of convertible preferred stock, these securities may provide for rights, preferences or privileges senior to those of holders of our common stock.

Our issuance of common stock at a price below prevailing trading prices at the time of issuance may cause our stock price to decline.

As of December 31, 2010 there were outstanding 15,345 shares of convertible preferred stock convertible into 15.3 million shares of common stock, 1.6 million shares of common stock underlying outstanding restricted stock units (RSUs), warrants to purchase an aggregate of 15.3 million shares of common stock with a weighted average exercise price of $1.10 per share and 9.7 million options to purchase common stock with a weighted average exercise price of $0.61 per share.  Moreover, we intend to continue to minimize our use of cash for services by granting stock options and warrants to consultants and or employees at or below the then current market price.  These securities may result in shares of common stock being issued for consideration that is less than the trading price of our common stock at the time the shares are issued.  In connection with financing activities, we may also issue shares of common stock in the future at a discount to the trading price of our common stock.  Any such below market issuances, or the potential for such issuances, could cause our stock price to decline.  Moreover, if investors holding a significant number of these shares decided to sell them in a short period of time, such sales could contribute significant downward pressure on the trading price of our stock.

We may not be able to sustain a regular public trading market for our common stock, which would adversely affect the ability of investors in our company to sell their securities in the public markets.

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

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act (“Rule 144”), subject to certain requirements.  In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the 12-month period preceding such sale.  Holding periods are longer for an affiliate.  Any substantial sale of common stock pursuant to Rule 144 may have an adverse affect on the market price of our common stock.

Failure to achieve and maintain internal controls in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

We are subject to the requirements of Section 404 (a) of the Sarbanes-Oxley Act.  If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time; we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud.  If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Our common stock is a “penny stock.”

Our common stock is a “penny stock” under Section 15(g) of the Exchange Act. Our common stock: (i) trades at a price less than $5.00 per share; (ii) is not traded on a “recognized” national exchange; (iii) is not quoted on The NASDAQ Stock Market; and (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend our common stock but can only trade in it on an unsolicited basis.

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

Section 15(g) of the Exchange Act and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our principal executive offices are located at 2350 Mission College Boulevard, Suite 1175, Santa Clara, California, 95054, and consist of 2,000 square feet of space on a lease expiring April 30, 2011 at a cost of approximately $6,300 per month.  We also lease approximately 800 square feet of space in a Princeton, New Jersey office at $5,400 per month with the lease expiring June 30, 2011.  In addition, we work with a research team in Belgrade and reimburse them for space at an approximate cost of $400 per month.  We believe that our properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property.

Item 3.	Legal Proceedings.

None.

Item 4.	(Removed and Reserved.)

PART II

Item 5.	Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the OTCBB under the trading symbol “NWCI.OB.”  Trading commenced in our stock on January 4, 2008.

The following table shows the high and low bid quotations for our common stock reported by the OTCBB during 2009 and 2010. The OTCBB quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Year Ended December 31,		First	Second	Third	Fourth
2010	High	$2.17	$1.50	$1.00	$1.00
	Low	$0.65	$0.81	$0.53	$0.56
2009	High	$1.90	$1.01	$1.49	$1.05
	Low	$0.52	$0.55	$0.65	$0.37

There were approximately 78 holders of record of our common stock as of March 28, 2010.

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

Recent Issuances Involving Unregistered Securities

We have issued the following securities that were not registered under the Securities Act of 1933, as amended and not reported in our reports on Form 10-Q or on Form 8-K, as applicable, filed with the SEC:

None.

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

This MD&A contains forward-looking statements regarding our business development plans, clinical trials, regulatory reviews, timing, strategies, expectations, anticipated expense levels, projected profits, business prospects and positioning with respect to market, demographic and pricing trends, business outlook, technology spending and various other matters (including contingent liabilities and obligations and changes in accounting policies, standards and interpretations) and express our current intentions, beliefs, expectations, strategies or predictions.  These forward-looking statements are based on a number of assumptions and currently available information and are subject to a number of risks and uncertainties.

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of this Form 10-K and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.  If we are not able to generate sufficient liquidity from operations or raise sufficient additional capital, this could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

This MD&A should also be read in conjunction with the Item 1.A. “Risk Factors.”

Financial Condition and Results of Operations

	Year ended December 31, 2010	Year ended December 31, 2009	Change	% Change
Revenue	$257,399	$-	$257,399	100.0%
Cost of sales	152,296	-	152,296	100.0%
Gross profit	105,103	-	105,103	100.0%

Operating expenses:
Selling, general and administrative	5,916,092	6,904,521	(988,429)	-14.3%
Depreciation	63,133	59,833	3,300	5.5%
Research and development	3,585,115	3,047,994	537,121	17.6%
Total operating expenses	9,564,340	10,012,348	(448,008)	-4.5%

Net loss from operations	(9,459,237)	(10,012,348)	(553,111)	5.5%

Other income (expense):
Gain on change in fair value of warrant derivative liability and preferred stock derivative liability	194,553	907,866	(713,313)	-78.6%
Amortization of commitment fees	(1,900,915)	(378,985)	(1,521,930)	401.6%
Other financing costs	(119,183)	(133,345)	14,162	-10.6%
Interest, net	(211,475)	26,199	(237,674)	-907.2%
Total other income (expense)	(2,037,020)	421,735	(2,458,755)	-583.0%

Net loss before income taxes	(11,496,257)	(9,590,613)	(1,905,644)	19.9%

Provision for income taxes	-	-	-	0.0%

Net loss	(11,496,257)	(9,590,613)	(1,905,644)	19.9%

Preferred stock dividend	-	(784,010)	784,010	-100.0%

Net loss attributable to common shareholders	$(11,496,257)	$(10,374,623)	$(1,121,634)	10.8%

Comparison of the years ended December 31, 2010 and 2009 were as follows:

Revenues were $257,000 in the year ended December 31, 2010 and represented professional services associated with the deployment of QTinno for use in the cardiac safety component of a drug development study, as well as initial per ECG revenues from two such studies in the second half of the year. There were no revenues in 2009. Gross profit was $105,000 or 41% of revenue. Cost of goods of $152,000 includes maintenance costs of our service center, labor costs associated with the services and depreciation of service center equipment (primarily servers) totaling $17,000.

In June 2010, we implemented a succession plan designed to facilitate our continuing transition to a commercial enterprise, together with a company-wide expense management program that included salary reductions of up to 30%, similar reductions from our current external consultants and vendors, and limits on discretionary spending.  Net cash used in operating activities decreased 18% from $5.6 million during the year ended December 31, 2009 to $4.6 million in 2010.

Selling, general and administrative (“SG&A”) expenses decreased 14% to $5.92 million in the year ended December 31, 2010, a decrease of $0.98 million from $6.90 million in the year ended December 31, 2009. Stock based compensation represented $3.0 million of SG&A expenses in 2010, a decrease of $0.5 million from $3.5 million in 2009. The  $2.9 million balance of 2010 SG&A expenses decreased $0.5 million from $3.4 million in 2009,  primarily due to a $0.5 million decline in payroll expenses (of which $0.1 million reflects a reallocation of our founder’s compensation to research and development as a result of his shift in focus) and a $0.1 million decrease in travel and entertainment and other expenses attributable to an expense management program that was implemented in the second half of the year, which was offset in part by a $0.1 million increase in professional fees associated with our investor relations program.

Research and development (“R&D”) expenses increased 18% to $3.59 million in the year ended December 31, 2010, an increase of $0.54 million from $3.05 million in the year ended December 31, 2009.  Stock based compensation represented $1.8 million of R&D expenses in 2010, an increase of $0.4 million from $1.4 million in 2009. The $1.8 million balance of 2010 R&D expenses increased $0.2 million from $1.6 million in 2009 primarily due primarily to an increase in payroll as a result of the reallocation of our founder’s compensation from SG&A to R&D, reflecting the shift in his focus.

We have historically relied on the issuance of equity -based compensation, including options, share grants and restriction stock units (RSUs) to both our employees and outside consultants in exchange for services. Our management enters into equity compensation agreements with non-employees, if it is in our best interest, under terms and conditions consistent with the requirements of ASC 718-10. In order to conserve our limited operating capital resources, we anticipate equity -based compensation will continue to be a key element of employee and consultant compensation during the next 12 months

Gain on change in fair value of warrant derivative liability and preferred stock derivative liability is comprised of different elements during the years ended December 31, 3009 and 2010.  In the fourth quarter of 2010, we established a preferred stock derivative liability related to the September 2010 Series D Preferred stock. In 2009, we established both a warrant derivative liability and preferred stock derivative liability related to the September 2009 Series C Preferred stock and related warrant financing. We then marked the value of these liabilities to market quarterly, resulting in a non-cash net gain of $0.2 million in 2010 and $0.9 million in 2009 due primarily to changes in the market value of our common stock during the periods. The rights associated with the Series C Preferred stock derivative liability and related warrant derivative liability expired during 2010.

The amortization of commitment fees of $1.9 million in the year ended December 31, 2010 includes the non-cash cost of warrants issued in connection with our credit facilities of approximately $0.6 million and includes warrants subsequently issued as we drew down on the 2009 line during 2010 of approximately $1.3 million.  The initial facility began in September 2009 and we recognized $0.4 million of such fees a year ago. Other financing costs are approximately $0.1 million both years and include legal and accounting fees with our credit facility and equity transactions.

We recognized interest expense of $211,000 in the year ended December 31, 2010 compares to $26,000 in interest income in 2009 primarily due to borrowings under our 12% credit facility in 2010 which offset interest income on our cash balances.   .

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

Revenues consist of cardiac safety software licenses provided on a fee for services basis and are recognized as the services are performed, as well as Cardiac Safety consulting services on a time and materials basis. We recognize revenues as we perform the services. At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after our normal payment terms of not more than 180 days or upon implementation or client acceptance, the fee is accounted for as not being fixed or determinable and revenue is recognized as the fees become due or after implementation or client acceptance has occurred. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on our financial position and results of operations was not significant.

Unbilled revenue is revenue that is recognized but is not currently billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

Accounting for Stock-Based Compensation

We account for stock, stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants and we expect to record additional non-cash compensation expense in the future
.

We follow Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.

Accounting for Classifying Series C Stock

In September 2009, we issued 2,920 shares of our Series C Convertible Preferred Stock which contained certain reset and possible redemption provisions that required it to be classified as a liability in the balance sheet at redemption value net of discounts. In the fourth quarter of 2010, we issued 800 shares of our Series D Convertible Preferred Stock which contains certain reset provisions that require it to be classified as a liability in the balance sheet at redemption value net of discounts.

In accordance with Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity (“ASC 815-40”), we are required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance was charged as an allocated debt discount.  The fair value was determined using the Black Scholes Option Pricing Method, and beginning with new issuances in the fourth quarter of 2010, the Binomial Lattice formula.

All the Series C Convertible Preferred Stock derivative features described above expired in 2010 and, therefore, the Series C preferred stock and warrants was reclassified to the equity section for balance sheet presentation at December 31, 2010.

Accounting for and Classifying Warrants

In September 2009, we issued 2,920,000 warrants in connection with the issuance of our Series C Convertible Preferred Stock that contained certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the warrant as an adjustment to current period operations. As noted above, the reset provisions expired in 2010, and the warrant liability was reclassified to the equity section for balance sheet presentation at December 31, 2010.

Beginning in March 2010 we issued a total of 3.0 million warrants in conjunction with the monthly draw-downs under our 2009 credit facility and in July 2010 we also issued 750,000 warrants as a commitment fee in conjunction with a new 2010 credit line arrangement.  These warrants contain certain reset provisions, which expire if we list on a national stock exchange. Therefore, in accordance with ASC 815-40, we classified the fair value of these warrants as a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the warrant as an adjustment to current period operations.

Financial Instruments Measured at Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

Level 3 Liabilities are comprised of the fair value of issued warrants with reset provisions and the Series D preferred stock with reset provisions.

Inflation

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Liquidity and Capital Resources

To date, we have funded our operations through sales of equity securities and loans under credit facilities.  As of December 31, 2010, we had $0.6 million in cash. In July 2010, we implemented a company-wide expense management expense program and entered into a $1.5 million credit facility with the same entities that provided the initial $3.0 million credit facility in September 2009.  During 2010 we were fully drawn down under the initial facility. The 2010 facility is available beginning January 2011, as necessary, and draw-downs may occur through July 2011. In March 2011, we completed the initial draw down totaling $300,000. Additional draw downs will depend on our ability to obtain alternative sources of financing in the short term. Borrowings under the new facility, along with the current outstanding $3.0 million line of credit, mature on September 30, 2011.

We require substantial additional financing to meet our working capital requirements and to complete development of and commercialize the next two solutions, CardioBip and my3KG, based our 3-D ECG software platform technology.  We anticipate that we will need between $15 million and $20 million to develop and obtain FDA 510(k) clearance for the initial indications for these products and another $5 million to $10 million to achieve full commercialization. Actual expenses could exceed these estimates in the event the FDA considers that any of the two products requires clearance via the FDA PMA process or if we will be required to conduct larger clinical studies either for regulatory or for reimbursement approvals. We have been exploring financing options during the last several months and are currently in discussions with respect to a potential equity financing; however, we have no agreement or commitment for any financing and there can be no assurance that we will be successful in obtaining such additional funding, in which event we may be required to reduce, defer or discontinue one or more of our product development programs.

As a result of these actions, we reduced our net cash used in operations in the last two quarters ending December 31, 2010 to $1.5 million, a reduction of $1.1 million or 42% from $2.6 million in the last two quarters ending December 31, 2009 and 49% from $3.0 million in the first two quarters of 2010:

	Year Ended December 31, 2010	Year Ended December 31, 2009
Three months ended March 31,	$1,538,231	$1,588,097
Three months ended June 30,	1,491,843	1,412,102
Three months ended September 30,	852,049	1,482,860
Three months ended December 31,	677,310	1,166,428
Totals	$4,559,433	$5,649,487

We believe that we will continue to incur net losses and negative cash flow from operating activities in 2011. We are implementing additional cash expense management programs with a focus on equity incentives and we believe that these latest actions, together with the availability of the 2010 credit facility will provide resources to sufficiently fund our operations into the second half of 2011 as we focus on strategic funding opportunities.  In particular, effective March 1, 2011, we implemented a second salary reduction program, which included all our executive officers. These March salary reductions aggregate $0.2 million annually. In addition, on such date, we issued options to purchase an aggregate of approximately 1.5 million shares of our common stock at $0.01 per share, of which 880,000 were to executive officers.  Such options vest in 24 equal monthly installments beginning April 1 or May 1, 2011. The 2011 expense management actions are intended to be of a longer term nature so that we may extend any new resources as the team focuses on developing and implementing products and solutions beyond QTinno from our 3-D ECG software platform technology.

The following table sets forth the March 2011 salary reductions and option issuances to our executive officers:

	Options granted	Salary reduction
Vincent Renz, Chief Executive Officer and member of the Board of Directors	350,000	$54,000
Branislav Vajdic, Fellow and Vice Chairman of the Board of Directors	290,000	58,000
Richard Brounstein, Executive Vice President, Chief Financial Officer and Secretary	240,000	48,000

Totals	880,000	$160,000

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

Our registered independent certified public accountants have stated in their report dated March 29, 2011 that we have incurred operating losses in the last two years, and that we are dependent upon the management’s ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern. This statement in the accountants’ report may make it more difficult to obtain future financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements of NewCardio and NewCardio Technologies, including the notes thereto, together with the report thereon of RBSM LLP are presented beginning at page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who is our principal executive officer, and Chief Financial Officer, who is our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of December 31, 2010. Disclosure controls and procedures are those controls and procedures designed to provide reasonable assurance that the information required to be disclosed in our Exchange Act filings is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on that evaluation, our Chief Executive Officer, who is our principal executive officer,  and our Chief Financial Officer, who is our principal finacial officer, concluded that, as of December 31 2010, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a – 15(f).  Management conducted an assessment as of December 31, 2010 of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010, based on criteria in Internal Control – Integrated Framework issued by the COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the control procedure may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company. Management’s report is not subject to attestation by our registered public accounting firm.

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

Directors and Executive Officers

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of March 28, 2011. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors (the “Board”), and are elected or appointed to serve until the next Board meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years, the experience, qualifications, attributes and skills that led to the conclusion that each director should serve as a director on our Board, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name of Individual	Age	Position with company and subsidiaries	Director or Officer since
Vincent W. Renz, Jr.	54	President and Chief Executive Officer	2008
Mark W. Kroll, Ph.D., FACC, FHRS	58	Chairman of the Board of Directors	2008
Branislav Vajdic, Ph.D.*	57	Vice Chairman of the Board of Directors and Fellow	2004
Robert N. Blair, M. Inst. P.*	68	Director	2006
James A. Heisch	67	Director	2008
Jess Jones, M.D.	32	Director	2008
Patrick Maguire, M.D., Ph.D.	58	Director	2008
Michael E. Hanson	63	Director	2009
Richard D. Brounstein	61	Executive Vice President, Chief Financial Officer and Secretary	2008

*	An officer or director of NewCardio Technologies prior to the December 2007 reverse merger with Marine Park Holdings, Inc.

Vincent W. Renz, Jr. joined us as President and Chief Operating Officer in August 2008 and assumed the role of Chief Executive Officer in June 2010. From October 2007 through August 2008, Mr. Renz was the Chief Operating Officer at ClinPhone, a United Kingdom-based clinical trial technology company recently acquired by Parexel. From May 1997 through February 2007, Mr. Renz was the Executive Vice President and Chief Technology Officer at eResearch Technology, Inc., a provider of technology-based products and services to the pharmaceutical, biotechnology and medical device industries. Mr. Renz holds a MBA in Management Information Systems from Indiana University and a BBA in Finance from the University of Notre Dame.

Mark W. Kroll, Ph.D., FACC, FHRS joined us as a member of our Board and Chairman of the Board of Directors in March 2008. Dr. Kroll is the named inventor on over 300 U.S. patents as well as numerous international patents and is one of the most prolific inventors of medical devices worldwide. He is co-author of four books: Implantable Cardioverter Defibrillator Therapy, Cardiac Bioelectric Therapy, Conducted Electrical Weapons, and Electrical Injuries, as well as numerous papers. Dr. Kroll served in various senior executive positions with St. Jude Medical Center Inc. in Sylmar California from 1995 through his retirement in 2005, including as the Senior Vice President and Chief Technology Officer for the Cardiac Rhythm Management division and as the Vice President of the Tachycardia Business division. Dr. Kroll has been named a Fellow of both the American College of Cardiology and the Heart Rhythm Society, and holds the positions of Adjunct Full Professor of Biomedical Engineering at California Polytechnic University-San Luis Obispo, California, and Adjunct Full Professor of Biomedical Engineering at the University of Minnesota. Dr. Kroll is also a director of Haemonetics Corporation in Braintree, Massachusetts, and Taser International, Inc. in Scottsdale AZ. Dr. Kroll is an experienced public Company director and medical device developer.

Branislav Vajdic, Ph.D. is the founding stockholder of NewCardio Technologies.  He served as our President and Chief Executive Officer from October 2006 until August 2008, when he relinquished the title of President and in June 2010 transitioned to a Fellow position and was appointed Vice Chairman of the Board of Directors. Prior to October 2006, Dr. Vajdic was employed for 22 years at Intel Corporation, where he held various senior product development management positions. At Intel, he directed Pentium microprocessor and flash memory development teams, and was the inventor on several key flash memory design patents held by Intel. His responsibilities included product definition, setting the product development schedule as well as managing the executive phase of product design. Dr. Vajdic holds a Ph.D. in electrical engineering from the University of Minnesota.

Robert N. Blair served as a member of the Board of Directors of NewCardio Technologies from its inception in September 2004 through August 2005 and re-joined the Board in July 2006.  He served as the Chairman of the Board from July 2006 until March 2008 when his successor Mark Kroll, Ph.D.  FACC, FHRS was appointed.  Mr. Blair, an industry consultant, has 40 years of high technology business experience in both the US, Europe and Japan in both senior employee, board member and consulting roles.  Mr. Blair has experience with business, financial and legal corporate matters. Mr. Blair served as the Chief Executive Officer and director of LSI Logic Europe PLC in the UK, a manufacturer of semiconductors, from 1984 until 1989.  From 1995 through 1996, he served as the Chief Executive Officer and director of Crosspoint Solutions, Inc., a private semi-conductor company.  From 1999 through 2006 he was Co-founder, Chairman and Chief Executive Officer of VivoMedical Inc., a private medical device company in the area of non-invasive diabetes monitoring.  Mr. Blair also serves on the boards of private companies ArcticTek, Inc., Mobi33 Inc., SerraSolar Inc. and SolarAirPower Corp.  Mr. Blair has degrees in Applied Physics from the Anglia Ruskin University in the United Kingdom and from The London Institute of Physics in the United Kingdom.

James A. Heisch has been a member of our Board since May 2008.  Mr. Heisch has more than 40 years of senior level business experience including 17 years with Arthur Young & Company where he was an audit partner. Mr. Heisch served as the Chief Financial Officer for Atari, a video games manufacturer, from June 1982 until August 1983, Businessland, a personal computer reseller from August 1983 until June 1990, and Supermac Technology, a video graphics company from November 1990 until May 1995. Additionally, from June 1995 until December 1998, Mr. Heisch worked at VidaMed, Inc., a medical device company, where he was initially the CFO managing all financial and administrative functions, and later served as the President and CEO. He later joined Worldtalk Corporation, an Internet software security company, as CFO and later was promoted to President. Worldtalk was subsequently acquired by Tumbleweed Communications Corp. in 2000 and Mr. Heisch served as interim Chief Financial Officer during 2001. During the past five years, Mr. Heisch has been a private investor and served on the Board of Directors of Tumbleweed Communications, Inc. from 2006 until it was acquired in 2008.

Jess Jones, M.D. has been a member of our board since December 2008. Dr. Jones was designated by Vision Opportunity Master Fund to serve as a director, pursuant to the terms of the 2009 financing with Vision Opportunity Master Fund, Ltd. He is currently a consultant to Vision. From 2006 to December 2010 Dr. Jones worked with Vision Capital Advisors, LLC in New York City as the Director of Healthcare Investing, analyzing investment opportunities in the biotechnology, pharmaceutical, medical technology, and medical services fields, and assisted companies in implementing their business plans. From 2001 to 2007, Dr. Jones attended Columbia College of Physicians & Surgeons in New York City, where he received his medical degree in May 2007.  In 2005, while attending Columbia Medical School in New York City, Dr. Jones was awarded an American Heart Association –Medical Student Research Fellowship to study post-stroke inflammatory mediators in the Department of Neurosurgery. Additionally, Dr. Jones earned a BA degree from the University of Utah in 2001 and an MBA from Columbia Business School in May 2007.

Patrick Maguire, M.D., Ph.D.  has been a member of our Board since March, 2008. Dr. Maguire is an independent director and serves on the audit and monitoring and corporate governance committees of the Board.  Since 2006, Dr. Maguire has been the Chief Executive Officer, Director, and President of CyberHeart Inc., a venture backed medical device company focused on atrial fibrillation.  He joined CyberHeart following the acquisition of the oncology assets of Targent Incorporated in Princeton, NJ, where Dr. Maguire served as President, Chief Executive Officer and Director since 2002. Dr. Maguire oversaw the in-licensing of three compounds and the out-licensing of another compound, prior to the acquisition of the company.  Prior to joining Targent, Dr. Maguire was Vice President of Medical Affairs and Technology Development at VitaGen Incorporated, a medical device company, where he oversaw the preparation of IND’s, NDA’s, and IDE’s and managed VitaGen’s clinical trials in acute and chronic liver failure as well as medical and industry collaborations. He is a cardiovascular and thoracic surgeon and has acted as a principal investigator for medical devices and associated clinical trials. Dr. Maguire also serves as director of NovaRay Medical Inc. a medical device company in Newark, CA, where he is on the Compensation Committee.  He is also sits on the board of directors at Hemolife Medical Inc., a privately held medical device company. Dr. Maguire is a fellow of the American and Royal College of Surgeons and a member of more than 20 medical, academic and business societies. Dr. Maguire received a BA degree from Wesleyan University, an MD and PhD (Physiology and Biophysics) degrees from Georgetown University and an MBA degree from Pepperdine University. He completed surgical and cardiovascular fellowships at The Peter Bent Brigham Hospital, Harvard University, and Stanford University.

Michael E. Hanson has been a member of our Board since 2009. Mr. Hanson is a founding partner of Barnard Life Sciences, a healthcare consulting company founded in 2001. From 2004 to 2009, Mr. Hanson was a member of the board of directors, compensation and audit committees, of Indevus Pharmaceuticals, a pharmaceutical company, which was acquired by Endo Pharmaceuticals Holdings, Inc. in 2009. From 2002 to 2006, Mr. Hanson was a member of the board of directors, compensation and audit committees, of GlycoGenesis, an oncology-focused company. From 1998 to 2001, he was a member of the board of directors, compensation and audit committees, of MGI Pharma, Inc., a pharmaceutical company, which was later purchased by Eisai Pharmaceuticals. Mr. Hanson also serves on the board of directors of Eleos, Inc., and is also a member of Pearl Street Ventures, a venture capital firm that specializes in healthcare companies and Cardinal Equity Partners, a private equity firm. Previously, Mr. Hanson spent 25 years in positions of increasing responsibility at Eli Lilly and Co. His roles at Lilly included sales, sales management, marketing and operations. He served as President and General Manager of Eli Lilly Japan KK from 1989 to 1992. He subsequently served as Vice President of Lilly Research Laboratories with responsibilities for the Medical Department, a global organization responsible for the clinical development of pipeline products from Phase 1 through Phase 4 post-marketing support and compliance studies. He culminated his Lilly career as President of the Internal Medicine Business Unit which included all cardiovascular and oncology products and became a member of the Lilly Operations Committee (the senior management group of the company at that time). Mr. Hanson received a B.S. in Pharmacy from North Dakota State University and an M.S. in Hospital Pharmacy Administration from the University of Minnesota, and attended the Advanced Management Program at Harvard Business School.

Richard D. Brounstein joined us as our principal financial officer and Secretary on a part-time basis in January 2008 and in March 2008 he took on his current role as Executive Vice-President, Chief Financial Officer and Secretary on a full-time basis.  From June 2001 through November 2007, Mr. Brounstein held several positions at Calypte Biomedical Corporation, a publicly traded medical device company, including Chief Financial Officer and Executive Vice President.  In January 2007, Mr. Brounstein was appointed as the National Member Representative for Financial Executives International (FEI) on the 2007 COSO Monitoring Project, which published new guidelines for monitoring internal financial controls in February 2009. In March 2005, Mr. Brounstein was appointed to the SEC Advisory Committee on Smaller Public Companies. Mr. Brounstein earned his Certified Public Accountant (CPA) certification while working at Arthur Andersen, formerly a public accounting firm. Mr. Brounstein holds a BA in Accounting and an MBA in Finance, from Michigan State University.

The Board of Directors and Its Committees

Our Board directs the management of our business and affairs as provided by Delaware law and conducts its business through meetings of the full Board.  At December 31, 2010, our Board of Directors consisted of eight directors, five of whom are independent, including our Chairman of the Board.  Prior to December 2010 we had three standing committees of our Board: an audit committee, a compensation committee and a corporate governance and nominating committee.  In December 2010 we split the corporate governance and nominating committee into two committees. The Audit and Compensation Committees adopted a charter that was approved by the entire Board on August 11, 2008 and amended February 23, 2010. The Governance and Nominating charters were adopted by the entire Board on December 9, 2010.  Each committee is comprised solely of independent directors.  The charters of all of our committees are filed herewith or incorporated by reference as noted in the Exhibits. The Audit Committee has an “audit committee financial expert” within the meaning of Item 407 of Regulation S-K. The audit committee financial expert is James A. Heisch, and he has been determined by the Board to be independent according to the NASDAQ Stock Market LLC rules.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

During 2009, the Board of Directors held 4 regular meetings in person and 13 special telephonic meetings.  Each regular meeting was attended by all of the members of the Board.

During 2009, the Audit Committee held 4 meetings.  These meetings were attended by all members of the Audit Committee.

During 2009, the Compensation Committee held 3 meetings.  These meetings were attended by all members of the Compensation Committee.

During 2009, the Corporate Governance and Nominating Committee held 1 meeting.  The meeting was attended by all members of the Corporate Governance and Nominating Committee. The two new committees, Corporate Governance and Nominating, were formed towards the end of 2010 and did not meet separately this year.

All of our directors attend at least 75% of the meetings and 75% of the meetings of the Board committees upon which each served as a member.  The Board does not have a policy regarding director attendance at annual meetings. We did not have an in person annual meeting in 2010.

Compensation of the Members of the Board of Directors

Directors who are also our employees do not receive additional compensation for serving on the Board.  Independent non-employee directors are paid a fee of $1,500 for in person meetings.  In two of the four in person meetings our independent directors received this payment in shares of our common stock, in lieu of cash. Our independent directors are reimbursed for their reasonable expenses for each meeting of the Board they attend in person.  Upon joining the Board of Directors, each independent director receives an initial stock option grant to purchase 100,000 shares of our common stock, with the exception of our Chairman who received options to purchase 400,000 shares of our common stock.  In February 2010 there was a Board refresh grant pursuant to which each independent director receiving a stock option grant to purchase 75,000 shares of our common stock, with the exception of our Chairman who received options to purchase 150,000 shares of our common stock. These option grants vest in 48 equal monthly installments commencing on the date of grant, subject to acceleration in full upon a change of control transaction.  Directors also receive annual option grants of 5,000 shares for each committee of the Board on which they serve or 10,000 shares if they serve as committee chairman, except for the Audit Committee Chairman who receives 15,000 shares.  Committee options vest in full on the date of grant.

In November 2010, Mr. Hanson and Dr. Maguire received options to purchase 15,000 shares each, Mr. Heisch received options for 20,000 shares and Mr. Blair received options for 5,000 shares for their committee services during 2010, all of which options have an exercise price of $.69 per share. On April 15, 2009, we implemented a retention initiative for our employees and management.  In connection with this initiative, each of our employee and independent directors received 25,000 restricted stock units (“RSUs”), with the exception of our Chairman who received 50,000 RSUs.  The RSUs will vest in full in April 2011. In addition, as part of our retention initiative all previously granted options, including those held by our directors, were re-priced to $.80, which was the market value on the date of the re-pricing.

We maintain directors and officers liability insurance.

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that no director or officer shall have any liability to the company if that person acted in good faith and with the same degree of care and skill as a prudent person in similar circumstances.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees or agents to the fullest extent permitted by law against liabilities and expenses incurred in connection with litigation in which they may be involved because of their offices or positions with us.  However, nothing in our certificate of incorporation or bylaws protects or indemnifies a director, officer, employee or agent against any liability to which that person would otherwise be subject by reason of willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of that person’s office or position.  To the extent that a director has been successful in defending any proceeding brought against him, the Delaware General Corporation Law provides that the director shall be indemnified against reasonable expenses incurred by him in connection with the proceeding.

Code of Ethics

Our board has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller.  Our code of ethics can be found on our website at www.newcardio.com under the ‘Investors, Corporate Governance’ section.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Such a request should be made in writing and addressed to NewCardio, Inc., Attention: Investor Relations, 2350 Mission College Boulevard, Suite 1175, Santa Clara, California 95054.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation we awarded or paid to all individuals serving as our principal executive officer, principal financial officer, and those individuals who received compensation in excess of $100,000 per year for the fiscal year ended December 31, 2010 (collectively, the “Named Executives”). Summary compensation is for the three fiscal years ended December 31, 2010.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock/RSU Awards	Option awards ($)	Total ($)
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)	(j)
Vincent Renz, President and	2010	$229,500	$—	$—	$490,000	$719,500
CEO and Director (2)	2009	$270,000	$32,000	$180,000	$—	$482,000
	2008	$101,250	$—	$—	$3,637,010	$3,738,260

Branislav Vajdic, NewCardio	2010	$246,500	$—	$—	$—	$246,500
Fellow and Director (3)	2009	$290,000	$100,000	$160,000	$—	$550,000
(CEO through June 14, 2010)	2008	$290,000	$—	$—	$—	$290,000

Richard Brounstein,	2010	$204,000	$—	$—	$—	$204,000
Executive Vice President and	2009	$240,000	$30,000	$100,000	$—	$370,000
Chief Financial Officer (4)	2008	$212,903	$7,500	$—	$1,139,569	$1,359,972

Ihor Gussak,	2010	$227,500	$—	$31,937	$—	$259,437
Chief Medical Officer (5)	2009	$260,000	$20,000	$180,000	$—	$460,000
	2008	$109,687	$65,000	$—	$2,807,405	$2,982,092

Dorin Panescu,	2010	$250,000	$—	$44,607	$—	$294,607
Chief Technical Officer (6)	2009	$260,000	$16,600	$240,000	$—	$516,600
	2008	$70,143	$—	$18,500	$1,247,961	$1,336,604

____________
(1)
This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10.  Mr. Renz was granted options to purchase 800,000 shares of common stock at $5.00 per share pursuant to his employment agreement dated August 18, 2008 and an additional 500,000 shares of common stock at $0.98 on June 14, 2010 in connection with his appointment to CEO. Mr. Brounstein was granted options to purchase 630,000 shares of common stock at $2.05 per share pursuant to his employment agreement dated March 1, 2008.  Dr. Gussak was granted options to purchase 700,000 shares of common stock at $4.30 per share pursuant to his employment agreement dated July 20, 2008.  On February 23, 2010, Dr. Gussak received a Restricted Stock Unit grant that will cliff vest over two years into 24,195 shares of common stock.  At grant the value of the common stock was $1.32 per share. Dr. Panescu was granted options to purchase 700,000 shares of common stock at $1.85 per share and a one-time stock award for 10,000 shares pursuant to his employment agreement dated October 20, 2008. On February 23, 2010, Dr. Panescu received a Restricted Stock Unit grant that will cliff vest over two years into 33,793 shares of common stock.  At grant the value of the common stock was $1.32 per share. On April 15, 2009 the Company granted Dr. Vajdic, Mr. Renz, Mr. Brounstein, Dr. Gussak and Dr. Panescu 200,000, 225,000, 125,000, 225,000 and 300,000 in restricted stock awards, respectively.  In addition, on April 15, 2009, the Company re-priced previously granted options to Mr. Renz, Mr. Brounstein, Dr. Gussak and Dr. Panescu from initial exercise prices of $5.00, $2.05, $4.30 and $1.85 (respectively) to $0.80.  The change in re-pricing did not exceed the initial full fair value previously determined.

(2)
Vincent Renz’s salary  was determined pursuant to his August 18, 2008 employment agreement which provides for an annual base salary of $270,000., Mr. Renz’s 2009 performance-based bonus payment was determined by the Compensation Committee of the Board based on reaching certain milestones during the year with a formula range of 0% to 45%. Mr. Renz’s salary was pro-rated for actual time worked during 2008. In 2010, the Company implemented a management expense program in July which reduced Mr. Renz’s salary by 30%.  Mr. Renz did not earn a bonus in 2010.

(3)
Branislav Vajdic’s 2009 and 2008 salary was determined pursuant to his November 1, 2007 employment agreement which provides for an annual base salary of $290,000. Dr. Vajdic’s 2009 performance-based bonus payment was determined by the Compensation Committee of the Board based on reaching certain milestones during the year, with a formula range of 0% to 50%. In 2010, the Company implemented a management expense program in July which reduced Dr. Vajdic’s salary by 30%.  Dr. Vajdic did not earn a bonus in 2010.

(4)
Richard Brounstein’s salary was determined pursuant to his March 1, 2008 employment agreement which provides for an annual base salary of $240,000. Mr. Brounstein’s 2009 performance-based bonus payment was determined by the Compensation Committee of the Board based on reaching certain milestones during the year, with a formula range of 0% to 25%. In 2008, he had a part-time employment agreement in effect for January and February of 2008 and received a $7,500 signing bonus upon joining full time March 1, 2008.  In 2008 the performance-based bonus was pro-rated for the period he was employed on a full-time basis. In 2010, the Company implemented a management expense program in July which reduced Mr. Brounstein’s salary by 30%.  Mr. Brounstein did not earn a bonus in 2010.

(5)
Ihor Gussak’s salary was determined pursuant to his July 20, 2008 employment agreement which provides for an annual base salary of $260,000.Mr. Gussak’s 2009 performance-based bonus payment was determined by the Compensation Committee of the Board based on reaching certain milestones during the year, with a formula range of 0% to 30%. The salary was pro-rated for actual time worked during 2008. In 2008 he also received a $65,000 signing bonus. In 2010, the Company implemented a management expense program in July which reduced Mr. Gussak’s salary by 25%.  Mr. Gussak did not earn a bonus in 2010.

(6)
Dorin Pansecu’s salary was determined pursuant to his October 20, 2008 employment agreement which provides for an annual base salary of $260,000. Mr. Pansecu’s 2009 performance-based bonus payment was determined by the Compensation Committee of the Board based on reaching certain milestones during the year, with a formula range of 0% to 35%. The salary was pro-rated for actual time worked during 2008. In 2008 he also received a signing bonus of 10,000 shares of common stock. In 2010, the Company implemented a management expense program in July which reduced Mr. Pansecu’s salary by $20,000 for the last six months of the year.  Mr. Pansecu did not earn a bonus in 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information concerning equity awards granted to the Named Executive Officers that are outstanding at December 31, 2010.

OPTION AWARDS

Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Option Exercise Price		Option Expiration Date
(a)	(b)		(c)(i)	(e)		(f)(2)
Vincent Renz,	466,667	(D)	333,333	$0.80	(E)	8/17/18
President and CEO, Director	-	(D)	500,000	0.98		6/13/20

Branislav Vajdic, NewCardio Fellow	100,000	(A)	-	$0.001		09/24/14
and Vice Chairman of the Board of Directors	880,000	(B)	-	$0.02		03/09/17
	1,000,000	(C)	-	$0.22		10/31/17

Richard Brounstein, Executive Vice President,	30,000	(B)	-	$0.80	(E)	3/17/18
Chief Financial Officer	412,500	(A)	187,500	$0.80	(E)	3/17/18

Ihor Gussak, Chief Medical Officer	422,917	(D)	277,083	$0.80	(E)	7/29/18

Dorin Panescu, Chief Technical Officer	30,000	(B)		$0.01		8/21/15 (F)
	379,167	(D)	320,833	$0.80	(E)	10/19/18
______

(1)
All awards were made under our 2004 Equity Incentive Plan and/or 2009 Equity Compensation Plan.  The following footnotes set forth the vesting dates for the outstanding option awards (vesting generally depends upon continued employment and accelerates upon a change of control, as defined in the applicable plan):

A.           Options vest in equal monthly increments over 48 months or 1/48 per month
B.           Options are fully vested
C.           Options vest in equal monthly increments over 36 months or 1/36 per month
D.           Options vest over 48 months with a one year cliff
E.           Option re-priced to market on April 15, 2009
F.           Granted in 2005 in a consulting role

(2)	Dates reflect expiration 10-years after grant dates.

STOCK AWARDS

		Number of securities underlying unvested Restricted Stock Units (#RSUs)(1)		Market value of securities underlying unvested RSUs
Vincent Renz Jr., President, Chief Executive Officer and Director	2010	-
	2009	225,000	(A)	$191,250

Branislav Vajdic, NewCardio Fellow and	2010	-
Vice Chairman of the Board of Directors	2009	200,000	(A)	$170,000

Richard Brounstein, Executive Vice President and	2010	-
Chief Financial Officer	2009	125,000	(A)	$106,250

Ihor Gussak, Chief Medical Officer	2010	24,195	(B)	$20,566
	2009	225,000	(A)	$191,250

Dorin Panescu, Chief Technology Officer	2010	33,793	(B)	$28,724
	2009	300,000	(A)	$255,000

(1)
All awards were made under our 2009 Equity Compensation Plan.  The following footnote sets forth the vesting dates for the outstanding awards (vesting generally depends upon continued employment and accelerates upon a change of control that impacts employee’s status, as defined in the Plan):

A.           2009 RSUs cliff-vest in 24 months from the April 15, 2009 grant-date
B.           2010 RSUs cliff-vest 50% February 23, 2011 and 50% February 23, 2012
C.           Market value based on 12/31/10 value of $0.85 per underlying common share.

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2004 Equity Incentive Plan and 2009 Equity Compensation Plan - Options	9,661,503	$0.61	9,659,844
2009 Equity Compensation Plan – Restricted Stock Units	1,607,621	$0.00	Included above

Total	11,269,124	$0.52	9,659,844
Equity compensation plans not approved by security holders
2010 Restricted Equity Compensation Plan	-	$-	875,000

Total	-	$-	875,000

Total	11,269,124	$0.52	10,534,844

DIRECTOR COMPENSATION

Name	Year	Cash compensation (2)	Option, RSU and Stock awards(3) ($)	Total ($)
(a)			(d)	(j)
Mark W. Kroll, Ph.D. FACC, FHRS, Chairman	2010	$3,000	$201,000	$204,000
	2009	$6,000	$40,000	$46,000

Vincent W. Renz, Jr., President, CEO (1)		$—	$—	$—

Branislav Vajdic, Ph.D., NewCardio Fellow and vice-chairman of the Board of Directors		$—	$—	$—

Jess Jones, M.D.		$—	$—	$—

Robert N. Blair, M.Inst.P	2010	$3,000	$105,450	$108,450
	2009	$6,000	$32,606	$38,606

Michael E. Hanson (1)	2010	$3,000	$112,350	$115,350
	2009	$4,500	$108,583	$113,083

James A. Heisch	2010	$3,000	$115,800	$118,800
	2009	$6,000	$32,606	$38,606

Patrick Maguire, M.D., Ph.D.	2010	$3,000	$112,350	$115,350
	2009	$6,000	$32,606	$38,606
____________

(1)	Mr. Renz was appointed to the Board on June 14, 2010; Mr. Hanson was appointed to the Board on April 15, 2009.

(2)
We pay each independent director $1,500 for attending quarterly Board meetings in-person. Directors are also reimbursed for their out-of-pocket travel expenses associated with their attendance at these Board meetings. In 2010, the last two meetings were paid in shares of our common stock.

(3)
This dollar amount reflects the full fair value of the grant at the date of issuance and is recognized for financial statement reporting purposes with respect to each fiscal year over the vesting terms in accordance with ASC 718-10, plus $3,000 in common stock per director for the August and November 2010 in-person meetings.  Upon joining the Board of Directors, each independent director receives an initial stock option grant to purchase 100,000 shares of our common stock, and Mr. Hanson received this grant on April 15, 2009 at $0.80 per share. On April 15, 2009, the Company granted Dr. Kroll, Mr. Blair, Mr. Hanson, Mr. Heisch and Dr. Maguire 50,000, 25,000, 25,000, 25,000 and 25,000 restricted stock awards, respectively.  In addition, on April 15, 2009, the Company re-priced previously granted options to Mr. Knoll, Mr. Blair, Mr. Heisch and Dr. Maguire from  initial exercise prices of $2.05, $2.05, $3.27 and $2.40 (weighted average), respectively, to $0.80.  The change in re-pricing did not materially exceed the initial fair value previously determined. On February 23, 2010 there was a Board refresh grant pursuant to which each independent director received a stock option grant to purchase 75,000 shares of our common stock, with the exception of our Chairman who received options to purchase 150,000 shares of our common stock, all at an exercise price of $1.32 per share. Directors also receive annual option grants of 5,000 shares for each committee of the Board on which they serve or 10,000 shares if they serve as committee chairman, except for the Audit Committee Chairman who received 15,000 shares in 2010. In November 2010, Mr. Hanson and Dr. Maguire received options to purchase 15,000 shares each, Mr. Heisch received options for 20,000 shares and Mr. Blair received options for 5,000 shares for their committee services during 2010, all of which options have an exercise price of $.69 per share. The 2009 committee grants were 5,000 for Mr. Hanson and 15,000 each for Mr. Heisch, Mr. Blair and Dr. Maguire, all at an exercise price of $0.80 per share.

Potential Payments upon Termination

Branislav Vajdic

Under the terms of his employment agreement and a June 2010 Memorandum of Understanding, subject to the attainment of agreed development milestones, if Branislav Vajdic no longer continues to be an employee, he is entitled to a minimum of six-months severance compensation

Vincent Renz

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

Restricted Stock Units (RSUs)

In 2009, all management, and in 2010, Drs. Gussak and Panescu, received RSUs all with the same terms on termination, vesting 100% on termination without cause or for good reason.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has been an officer or employee of NewCardio, Inc. during years ending December 31, 2008, 2009 and 2010.  In addition, during the most recent fiscal year, no NewCardio executive officer served on the Compensation Committee (or equivalent), or the Board, of another entity whose executive officer(s) served on our Compensation Committee or Board.

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

Michael E. Hanson (Chairman, February 23, 2010 – year end)
Robert N. Blair (Chairman up through February 23, 2010)
James A. Heisch

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of common stock beneficially owned as of March 21, 2011 (the “Beneficial Owner Date”) by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13d-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the SEC or by information provided by such persons directly to us. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares and the address of each person is c/o NewCardio, Inc., 2350 Mission College Boulevard, Suite 1175, Santa Clara, California, 95054.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock (2)
Branislav Vajdic, Ph.D. (3)	9,208,910	27.88
Vincent W. Renz, Jr. (4)	1,237,137	3.89
Richard Brounstein (5)	690,000	2.19
Mark W. Kroll, Ph.D., FACC, FHRS (6)	419,896	1.34
Robert N. Blair, M.Inst.P. (7)	830,843	2.67
James A. Heisch (8)	228,790	*
Jess Jones, M.D.	0	*
Patrick Maguire, M.D., Ph.D. (9)	177,956	*
Michael Hanson (10)	145,877	*
Ihor Gussak (11)	786,705	2.49
Dorin Panescu (12)	755,777	2.39
Greg Sadowski (13)	429,208	1.38

All officers and directors as a group (12 persons)	14,911,099	39.48

(1)
Includes stock option grants and restricted stock units (RSUs) made to officers, directors, employees and/or consultants under the 2004 Equity Incentive Plan and/or the 2009 Equity Compensation Plan.  All options and RSUs listed in this table were granted under the 2004 Equity Incentive Plan and/or the 2009 Equity Compensation Plan.

(2)
Applicable percentage ownership is based on 30,831,428 shares of common stock outstanding as of the Beneficial Owner Date, together with securities exercisable or convertible into shares of common stock within 60 days of the Beneficial Owner Date for each stockholder. Shares of common stock that are currently exercisable or exercisable within 60 days of the Beneficial Owner Date are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes options to purchase 1,992,083 shares of common stock, warrants to purchase 2,000 shares of common stock and 200,000 common shares underlying RSUs.
(4)
Includes options to purchase 564,590 shares of common stock, warrants to purchase 100,000 shares of common stock, 200,000 common shares underlying RSUs and Series D Preferred convertible into 50,000 shares of common stock. Reflects the purchase by Mr. Renz of 46,897 shares from Dr. Panescu in March 2011.

(5)
Includes options to purchase 515,000 shares of common stock, warrants to purchase 25,000 shares of common stock, 125,000 common shares underlying RSUs and Series C Preferred convertible into 25,000 shares of common stock.

(6)	Includes options to purchase 365,548 shares of common stock and 50,000 common shares underlying RSUs.
(7)
Includes options to purchase 229,454 shares of common stock, warrants to purchase 15,500 shares of common stock, 25,000 common shares underlying RSUs and Series C Preferred convertible into 10,000 shares of common stock.

(8)
Includes options to purchase 149,442 shares of common stock, warrants to purchase 25,000 shares of common stock, 25,000 common shares underlying RSUs and Series C Preferred convertible into 25,000 shares of common stock.

(9)	Includes options to purchase 148,608 shares of common stock and 25,000 common shares underlying RSUs.
(10)
Includes options to purchase 96,529 shares of common stock, warrants to purchase 10,000 shares of common stock, 25,000 common shares underlying RSUs and Series D Preferred convertible into 10,000 shares of common stock.

(11)	Includes options to purchase 489,576 shares of common stock and 225,000 common shares underlying RSUs.
(12)	Includes options to purchase 452,077 shares of common stock and 300,000 common shares underlying RSUs. Reflects the sale by Dr. Panescu of 46,897 shares to Mr. Renz in March 2011.
(13)	Includes options to purchase 272,493 shares of common stock and 140,000 common shares underlying RSUs.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

During 2010 and 2009, we had a consulting agreement with Robert M. Blair, a current Board member, for corporate strategy and finance services. The agreement terminated in August 2010. During the year ended December 31, 2010 and 2009, we paid Mr. Blair $22,773 and $35,000, respectively and at December 31, 2010 there are no outstanding obligations under the agreement.

Effective October 31, 2009, Kenneth Londoner, a former member of our board of directors and a greater than 5% shareholder of the Company, resigned as a full time employee and signed a one-year, part time consulting agreement, continuing his business development responsibilities under this new arrangement. At this transition, the unvested portion of his 2007 option grant was accelerated.   During the year ended December 31, 2010 and 2009, we paid Mr. Londoner $164,277 and $28,600, respectively and at December 31, 2010 there are no outstanding obligations under the agreement.

DIRECTOR INDEPENDENCE

The Board of Directors has analyzed the independence of each director and has determined that the following directors are independent under the NASDAQ Stock Market LLC rules and have no direct or indirect material relationships with us:

•	Mark W. Kroll, Ph.D. FACC, FHRS*

•	Patrick Maguire, M.D., Ph. D.*

•	James A. Heisch*

•	Michael Hanson*

•	Robert M. Blair**

*   Mark Kroll, Patrick Maguire, Michael Hanson and James A. Heisch would qualify as being independent for the Audit Committee, or any committee.

**   Robert M. Blair had a consulting agreement during a portion of 2010 and 2009 that would not qualify as independent for the Audit Committee under the NASDAQ Stock Market LLC rules. This agreement was not however a material agreement as defined by Item 404(a).

In particular, the Board of Directors has determined that these directors have no relationships, other than as described above, that would cause them not to be independent under the specific criteria of Section 4200(a) (15) of the NASDAQ Manual.

Item 14.	Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by RBSM LLP, our independent registered public accountants in 2010 and 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit Fees	$85,000	$58,500
Audit-Related Fees	19,973	60,925
Tax Fees	-	-
All Other Fees	17,850	-
	$122,823	$119,425

____________

Audit Fees consist of fees billed for the annual audit of our financial statements and other audit services including the provision of consents and the review of documents filed with the SEC.

We have an independent audit committee for all purposes relating to communication with our auditors and responsibility for our audit. All engagements for audit services, audit- related services and tax services are approved in advance by our audit committee. Our audit committee has considered whether the provision of the services described above for the fiscal year ended December 31, 2010 s compatible with maintaining the auditor’s independence.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of the Form 10-K.
(a)(2)	Financial Statement Schedule: Schedules are included in the Consolidated Financial Statements or notes of this Form 10-K or are not required.
(a)(3)	Exhibits: The exhibits listed in (b) below are filed or incorporated by reference as part of this Form 10-K.
(b)
3.1(a)	Certificate of Incorporation, as amended (1)
3.1(b)	Certificate of Designation, Rights, Preferences and Limitations of Series B Convertible Preferred Stock filed December 1, 2008 (2)
3.1(c)	Amended and Restated Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock filed September 14 2009 (3)
3.1(d)	Certificate of Amendment of Certificate of Incorporation filed July 23, 2010 (12)
3.1(e)	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock filed October 1, 2010 (15)
3.2	Amended and Restated By-Laws (6)
4.1	Securities Purchase Agreement dated as of December 27, 2007 (4)
4.2	Amendment dated December 1, 2008 to Securities Purchase Agreement (2)
4.3	Put Agreement between the Registrant and Platinum-Montaur Life Sciences LLC dated December 1, 2008 (2)
4.4	Management Rights Agreement between the Registrant and Vision Capital Advantage Fund L.P. dated as of December 1, 2008 (2)
4.5	Amendment dated as of July 28, 2009 to Securities Purchase Agreement (5)
4.6	Amended and Restated Series A Common Stock Purchase Warrant (2)
4.7	Securities Purchase Agreement dated as of September 11, 2009 (3)
4.8	Form of Common Stock Purchase Warrant issued to purchasers of Series C Convertible Preferred Stock (3)
4.9	Form of Common Stock Purchase Warrant issued to the placement agent and the selected dealer in connection with the issuance of Series C Convertible Preferred Stock (3)
4.10	Securities Purchase Agreement dated as of October 1, 2010 (15)
4.11	Form of Common Stock Purchase Warrant issued to the placement agent and the selected dealer in connection with the issuance of Series D Convertible Preferred Stock (15)
4.12	December 20, 2010 Supplement to Securities Purchase Agreement dated as of October 1, 2010 (16)
10.1	Employment Agreement between the Registrant and Branislav Vajdic dated November 1, 2007 (1)
10.2	Employment Agreement between the Registrant and Richard Brounstein dated as of March 1, 2008 (6)
10.3	Consulting Agreement between the Registrant and E4 LLC dated as of September 13, 2007 (1)
10.4	Consulting Agreement between the Registrant and JFS Investments dated as of May 1, 2008 (1)
10.5	Consulting Agreement between the Registrant and First Montauk Securities Group dated as of July 27, 2009 (1)
10.6	Form of Master Services Agreement (13)
10.7	Employment Agreement between the Registrant and Vincent Renz dated as of August 18, 2008 (7)
10.8	Memoranda of Understanding dated June 14, 2010 amending the Employment Agreements of Branislav Vajdic and Vincent Renz (11)
10.9	Employment Agreement between the Registrant and Ihor Gussak dated July 30, 2008 (10)
10.10	Employment Agreement between the Registrant and Dorin Panescu dated October 20, 2008 (10)
10.11	2004 Equity Incentive Plan (8)
10.12	2009 Equity Compensation Plan (9)
10.13	Form of Restricted Stock Unit Grant Notice and Attachment (9)
10.14	Credit Facility Securities Purchase Agreement dated as of July 30, 2009 (5)
10.15	Amendment dated July 28, 2010 to Credit Facility Securities Purchase Agreement dated as of July 30, 2009 (12)
10.16	Credit Facility Securities Purchase Agreement dated as of July 28, 2010 (12)
10.17	Standard Office Lease between the Registrant and 2350 Mission Investors LLC dated February 6, 2008 (6)
10.18	Technology Assignment Agreement between the Registrant and Bosko Bojovic dated September 28, 2004 (1)
10.19	Settlement and Release Agreement between the Registrant and Samuel E. George, M.D. dated as of October 1, 2006 (1)
10.20	Form of Lock-Up Agreement (1)
14.1	Code of Ethics (14)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Charter of the Audit Committee of the Board of Directors *
99.2	Charter of the Compensation Committee of the Board of Directors *
99.3	Charter of the Governance Committee of the Board of Directors*
99.4	Charter of the Nominating Committee of the Board of Directors*

______________________________

* Filed herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-149166) declared effective on August 29, 2008.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 3, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 4, 2008.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 30, 2009.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2008.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-149576) filed on March 7, 2008.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-160004) filed on June 19, 2009.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 18, 2010.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 29, 2010.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2010

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2010.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2010.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.

NEWCARDIO, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F-3

Consolidated Statement of Stockholders’ (Deficit) Equity for the two years ended December 31, 2010	F-4 – F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F-9

Notes to Consolidated Financial Statements	F-10 – F-36

RBSM LLP
CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
NewCardio, Inc.
Santa Clara, California

We have audited the accompanying consolidated balance sheets of NewCardio, Inc. and its subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s (deficit) equity and cash flows for each of the  years in the two year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NewCardio, Inc. and its subsidiary at December 31, 2010 and 2009 and the results of their operations and their cash flows for the each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company is no longer in the development stage.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred significant losses. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

/s/ RBSM LLP
Certified Public Accountants

New York, New York
March 29, 2011

NEWCARDIO, INC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash	$584,974	$1,386,007
Short term investment	-	25,010
Accounts receivable, trade	42,905	-
Prepaid expenses	32,303	111,871
Prepaid commitment fees	1,958,654	556,875
Total current assets	2,618,836	2,079,763

Property, plant and equipment, net of accumulated depreciation of $158,950 and $79,041 as of December 31, 2010 and 2009, respectively	156,261	198,955

Other assets:
Patent costs	55,357	-
Deposits	22,600	22,600

	$2,853,054	$2,301,318

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$618,413	$480,152
Unearned revenue	1,500	-
Line of credit, including $1,900,000 to a related party as of December 31, 2010	3,000,000	-
Put liability	-	744,280
Total current liabilities	3,619,913	1,224,432

Warrant derivative liability	2,141,871	1,078,292
Preferred stock derivative liability	250,863	687,958
Long term liabilities	2,392,734	1,766,250

Total liabilities	6,012,647	2,990,682

Commitments and contingencies

Temporary equity:
Preferred shares subject to liability conversion	-	784,010

Permanent equity:
Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 12,250 and 16,435 shares issued and outstanding as of December 31, 2010 and 2009, respectively	12	16
Preferred stock Series C, $0.001 par value; 7,000 shares designated; 2,295 and 2,920 shares issued and outstanding as of December 31, 2010 and 2009, respectively	2	-
Preferred stock Series D, $0.001 par value; 1,000 shares designated; 800 and -0- shares issued and outstanding as of December 31, 2010 and 2009	1	-
Common stock, $0.001 par value, 500,000,000 and 99,000,000 shares authorized as of December 31, 2010 and 2009, respectively; 30,688,902 and 24,290,279 shares issued as of December 31, 2010 and 2009, respectively; 30,563,902 and 24,290,279 shares outstanding as of December 31, 2010 and 2009, respectively	30,689	24,290
Additional paid in capital	39,236,320	29,432,680
Deficit	(42,426,617)	(30,930,360)
Total stockholders' deficit	(3,159,593)	(1,473,374)

	$2,853,054	$2,301,318

See the accompanying notes to these consolidated financial statements.

NEWCARDIO, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Revenue	$257,399	$-
Cost of sales	152,296	-
Gross profit	105,103	-

Operating expenses:
Selling, general and administrative	5,916,092	6,904,521
Depreciation	63,133	59,833
Research and development	3,585,115	3,047,994
Total operating expenses	9,564,340	10,012,348

Net loss from operations	(9,459,237)	(10,012,348)

Other income (expense)
Gain on change in fair value of warrant derivative liability and preferred stock derivative liability	194,553	907,866
Amortization of commitment fees	(1,900,915)	(378,985)
Other financing costs	(119,183)	(133,345)
Interest, net	(211,475)	26,199
Total other income (expense):	(2,037,020)	421,735

Net loss before income taxes	(11,496,257)	(9,590,613)

Provision for income taxes	-	-

Net loss	(11,496,257)	(9,590,613)

Preferred stock dividend	-	(784,010)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,496,257)	$(10,374,623)

Net loss per share-basic and fully diluted	$(0.40)	$(0.44)

Weighted average number of shares-basic and fully diluted	28,638,363	23,726,059

See the accompanying notes to these consolidated financial statements

NEWCARDIO, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2010

	Preferred										Additional
	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common		Paid in	Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	Deficit	Total

Balance, January 1, 2009	-	$-	16,435	$16	-	$-	-	$-	22,335,595	$2,336	$24,440,311	$-	$(21,339,747)	$3,122,916
Dividend on preferred stock	-	-	-	-	-	-	-	-	3,973	4	4,839	-	-	4,843
Fair value of vested options issued for services rendered	-	-	-	-	-	-	-	-	-	-	3,885,337	-	-	,885,337
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	-	-	-	-	271,563	-	-	1,563
Common stock issued in January 2009 at $1.60 per share for services rendered	-	-	-	-	-	-	-	-	2,500	2	3,998	-	-	4,000
Common Stock issued in connection with options exercised at $0.01 per share in February 2009	-	-	-	-	-	-	-	-	69,792	70	628	-	-	698
Exercise of warrants on a cashless basis	-	-	-	-	-	-	-	-	1,395,000	1,395	(1,395)	-	-	-
Common Stock issued in connection with options exercised at $0.01 per share in March 2009	-	-	-	-	-	-	-	-	26,250	26	236	-	-	262
Common stock issued in connection with options exercised at $0.02 per share in March 2009	-	-	-	-	-	-	-	-	9,174	9	175	-	-	184
Common stock issued in connection with options exercised at $0.22 per share in March 2009	-	-	-	-	-	-	-	-	12,495	13	2,736	-	-	2,749
Subtotal	-	$-	16,435	$16	-	$-	-	$-	23,854,779	$23,855	$28,608,428	$-	$(21,339,747)	$7,292,552

See the accompanying notes to these consolidated financial statements

NEWCARDIO, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2010

	Preferred										Additional
	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common		Paid in	Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	Deficit	Total
Balance forward	-	$-	16,435	$16	-	$-	-	$-	23,854,779	$23,855	$28,608,428	$-	$(21,339,747)	$7,292,552
Common stock issued in connection with options exercised at $0.02 per share in April 2009	-	-	-	-	-	-	-	-	25,000	25	475	-	-	500
Exercise of warrants on a cashless basis	-	-	-	-	-	-	-	-	120,000	120	(120)	-	-	-
Common stock issued in connection with options exercised at $0.22 per share in June 2009	-	-	-	-	-	-	-	-	13,000	13	2,847	-	-	2,860
Fair value of vested restricted stock units issued for services rendered	-	-	-	-	-	-	-	-	-	-	422,231	-	-	422,231
Change in fair value of repriced vested options	-	-	-	-	-	-	-	-	-	-	6,677	-	-	6,677
Fair value of warrants issued in connection with financing costs	-	-	-	-	-	-	-	-	-	-	978,954	-	-	978,954
Amortization of discount relating to Series C preferred stock	-	-	-	-	-	-	-	-	-	-	(784,010)	-	-	(784,010)
Common stock issued in connection with options exercised at $0.01 per share in August 2009	-	-	-	-	-	-	-	-	7,500	7	68	-	-	75
Common stock issued in connection with options exercised at $0.22 per share in October 2009	-	-	-	-	-	-	-	-	5,000	5	1,095	-	-	1,100
Common stock issued in November 2009 at $0.73 per share for services rendered	-	-	-	-	-	-	-	-	150,000	150	109,350	-	-	109,500
Common stock issued in November 2009 at $0.70 per share for services rendered	-	-	-	-	-	-	-	-	25,000	25	17,475	-	-	17,500
Common stock issued in December 2009 at $0.77 per share for services rendered	-	-	-	-	-	-	-	-	90,000	90	69,210	-	-	69,300
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(9,590,613)	(9,590,613)
Balance, December 31, 2009	-	$-	16,435	$16	-	$-	-	$-	24,290,279	$24,290	$29,432,680	$-	$(30,930,360)	$(1,473,374)

See the accompanying notes to these consolidated financial statements

NEWCARDIO, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2010

	Preferred										Additional
	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common		Paid in	Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	Deficit	Total
Balance, January 1, 2010	-	$-	16,435	$16	-	$-	-	$-	24,290,279	$24,290	$29,432,680	$-	$(30,930,360)	$(1,473,374)
Common stock issued in January 2010 at $0.72 per share for services rendered	-	-	-	-	-	-	-	-	145,000	145	104,255	-	-	104,400
Common stock issued in January 2010 for conversion of Series B preferred stock	-	-	(2,185)	(1)	-	-	-	-	2,185,000	2,185	(2,184)	-	-	-
Exercise of warrants on a cashless basis	-	-	-	-	-	-	-	-	698,193	698	(698)	-	-	-
Common stock issued in connection with options exercised at $0.22 per share in March 2010	-	-	-	-	-	-	-	-	2,000	2	438	-	-	440
Common stock issued in connection with options exercised at $0.01 per share in March 2010	-	-	-	-	-	-	-	-	6,250	7	56	-	-	63
Common stock issued in connection with options exercised at $0.02 per share in March 2010	-	-	-	-	-	-	-	-	7,095	7	135	-	-	142
Common stock issued in March 2010 for conversion of Series B preferred stock	-	-	(500)	(1)	-	-	-	-	500,000	500	(499)	-	-	-
Fair value of vested options issued for services rendered	-	-	-	-	-	-	-	-	-	-	3,507,117	-	-	3,507,117
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	-	-	-	-	55,200	-	-	55,200
Fair value of vested restricted stock units issued for services rendered	-	-	-	-	-	-	-	-	-	-	629,406	-	-	629,406
Fair value of restricted stock units issued in February 2010 for services rendered	-	-	-	-	-	-	-	-	-	-	153,932	-	-	153,932
Fair value of warrants issued for services rendered	-	-	-	-	-	-	-	-	-	-	161,998	-	-	161,998
Reclassification of Series C preferred stock as equity instrument	-	-	-	-	2,920	3	-	-	-	-	784,007	-	-	784,010
Subtotal	-	$-	13,750	$14	2,920	$3	-	$-	27,833,817	$27,834	$34,825,843	$-	$(30,930,360)	$3,923,334

See the accompanying notes to these consolidated financial statements

NEWCARDIO, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2010

	Preferred										Additional
	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common		Paid in	Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	Deficit	Total
Balance forward	-	$-	13,750	$14	2,920	$3	-	$-	27,833,817	$27,834	$34,825,843	$-	$(30,930,360)	$3,923,334
Common stock issued in April 2010 for conversion of Series B preferred stock	-	-	(1,300)	(2)	-	-	-	-	1,300,000	1,300	(1,298)	-	-	-
Common stock issued in connection with warrants exercised at $0.10 per share in June 2010	-	-	-	-	-	-	-	-	140,000	140	13,860	-	-	14,000
Common stock issued in June 2010 at $1.03 per share for services rendered	-	-	-	-	-	-	-	-	30,000	30	30,870	-	-	30,900
Reclassify expiry of put liability	-	-	-	-	-	-	-	-	-	-	800,280	-	-	800,280
Common stock issued in July 2010 at $1.03 per share for services rendered	-	-	-	-	-	-	-	-	25,000	25	25,725	-	-	25,750
Common stock issued in July 2010 at $0.90 per share for services rendered	-	-	-	-	-	-	-	-	3,000	3	2,697	-	-	2,700
Common stock issued in August 2010 for conversion of Series B preferred stock	-	-	(200)	-	-	-	-	-	200,000	200	(200)	-	-	-
Common stock issued in connection with options exercised at $0.01 per share in August 2010	-	-	-	-	-	-	-	-	19,479	19	175	-	-	194
Common stock issued in connection with options exercised at $0.22 per share in August 2010	-	-	-	-	-	-	-	-	50,561	51	11,073	-	-	11,124
Common stock issued in September 2010 for services rendered	-	-	-	-	-	-	-	-	270,000	270	110,979	-	-	111,249
Stock subscription	-	-	-	-	-	-	-	-	-	-	-	500,000	-	500,000
Reclassify initial fair value of warrants at expiry of reset provision	-	-	-	-	-	-	-	-	-	-	2,674,117	-	-	2,674,117
Subtotal	-	$-	12,250	$12	2,920	$3	$-	$-	29,871,857	$29,872	$38,494,121	$500,000	$(30,930,360)	$8,093,648

See the accompanying notes to these consolidated financial statements

NEWCARDIO, INC
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
TWO YEARS ENDED DECEMBER 31, 2010

	Preferred										Additional
	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common		Paid in	Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	Deficit	Total
Balance forward	-	$-	12,250	$12	2,920	$3	-	-	29,871,857	$29,872	$38,494,121	$500,000	$(30,930,360)	$8,093,648
Sale of Series D preferred stock	-	-	-	-	-	-	800	1	-	-	799,999	(500,000)	-	300,000
Common stock issued in October 2010 at $0.66 per share for services rendered	-	-	-	-	-	-			7,576	8	4,992	-	-	5,000
Common stock issued in October 2010 at $0.72 per share for services rendered	-	-	-	-	-	-			10,145	10	7,294	-	-	7,304
Common stock issued in November 2010 at $0.61 per share for services rendered	-	-	-	-	-	-			8,197	8	4,992	-	-	5,000
Common stock issued in November 2010 at $0.73 per share for services rendered	-	-	-	-	-	-			63,433	63	46,245	-	-	46,308
Common stock issued as payment of vested restricted stock units	-	-	-	-	-	-			18,183	18	(18)	-	-	-
Common stock issued in November 2010 at $0.69 per share for services rendered	-	-	-	-	-	-			21,740	22	14,978	-	-	15,000
Common stock issued in November 2010 for conversion of Series C preferred stock	-	-	-	-	(250)	-			250,000	250	(250)	-	-	-
Common stock issued in December 2010 at $0.66 per share for services rendered	-	-	-	-	-	-			7,576	8	4,992	-	-	5,000
Common stock issued in December 2010 for conversion of Series C preferred stock	-	-	-	-	(375)	(1)			375,000	375	(374)	-	-	-
Reclassify initial fair value of reset provision of Series D preferred stock outside permanent equity	-	-	-	-	-	-	-	-	-	-	(192,479)	-	-	(192,479)
Common stock issued in December 2010 at $0.94 per share for services rendered	-	-	-	-	-	-			55,195	55	51,828	-	-	51,883
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(11,496,257)	(11,496,257)
Balance, December 31, 2010	-	$-	12,250	$12	2,295	$2	800	$1	30,688,902	$30,689	$39,236,320	$-	$(42,426,617)	$(3,159,593)

See the accompanying notes to these consolidated financial statements

NEWCARDIO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss for the year	$(11,496,257)	$(9,590,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,910	59,833
Amortization of commitment fees	1,900,915	378,984
Common stock issued for services rendered	410,495	200,300
Fair value of options issued for services rendered	3,507,117	3,885,337
Fair value of warrants issued as compensation for services	217,197	271,563
Fair value of restricted stock units issued for services rendered	783,338	422,231
Change in fair value of re-priced vested options	-	6,677
Change in fair value of warrant derivative liability and preferred stock derivative liability	(194,553)	(907,867)
(Increase) decrease in:
Accounts receivable	(42,905)
Prepaid expenses	79,568	(18,417)
Increase (decrease) in:
Accounts payable and accrued liabilities	194,242	(357,515)
Unearned revenue	1,500	-
Net cash (used in) operating activities	(4,559,433)	(5,649,487)

Cash flows from investing activities:
Purchase of property plant and equipment	(37,216)	(148,070)
Payment of patent costs	(55,357)	-
Proceeds from short term investments	25,010	2,118,447
Net cash (used in) provided by investing activities	(67,563)	1,970,377

Cash flows from financing activities:
Payments on notes payable	-	(10,316)
Proceeds from line of credit	3,000,000	-
Proceeds from exercise of common stock options	11,963	8,428
Proceeds from exercise of warrants	14,000	-
Proceeds from sale of Series C preferred stock	-	2,742,212
Proceeds from sale of Series D preferred stock	800,000	-
Net cash provided by (used in) financing activities	3,825,963	2,740,324

Net increase (decrease) in cash and cash equivalents	(801,033)	(938,786)
Cash and cash equivalents at beginning of period	1,386,007	2,324,793

Cash and cash equivalents at end of period	$584,974	$1,386,007

Supplemental disclosures of cash flow information:
Interest paid	$-	$1,117

Non cash financing activities:
Fair value of warrants issued with redeemable preferred stock	$-	$2,052,181
Fair value of warrants issued as commitment fees for financing	$3,302,674	$978,955
Beneficial conversion feature of redeemable preferred stock	$-	$2,674,116
Preferred stock dividend-non cash	$-	$784,010

See the accompanying notes to these consolidated financial statements

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying financial statements follows:

Basis and business presentation

NewCardio, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in September 2004 and was in the development stage through December 31, 2009.  The year 2010 is the first year during which the Company is considered an operating company and no longer in the development stage.

The Company is principally devoted to providing cardiac diagnostic technology with its proprietary 3-D ECG software platform technology products and services to significantly improve the non-invasive diagnosis and monitoring of cardiovascular disease, as well as the cardiac safety assessment of drugs under development. The Company’s 3-D ECG software platform’s objective is to reduce the time and expense involved in assessing cardiac status while increasing the ability to diagnose clinically significant conditions which were previously difficult to detect.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary NewCardio Technologies, Inc. (“NewCardio Technologies”).  All significant intercompany balances and transactions have been eliminated in consolidation.

Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  The most significant estimates are those used in determination of derivative liabilities and stock compensation. Accordingly, actual results could differ from those estimates.

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

Revenues consist of Cardiac Safety software licenses provided on a fee for services basis and are recognized as the services are performed, as well as Cardiac Safety consulting services on a time and materials basis. The Company recognizes revenues as it performs the services.

At the time of each transaction, management assesses whether the fee associated with the transaction is fixed or determinable and whether or not collection is reasonably assured. The assessment of whether the fee is fixed or determinable is based upon the payment terms of the transaction. If a significant portion of a fee is due after our normal payment terms or upon implementation or client acceptance, the fee is accounted for as not being fixed or determinable and revenue is recognized as the fees become due or after implementation or client acceptance has occurred. Collectability is assessed based on a number of factors, including past transaction history with the client and the creditworthiness of the client.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company accounts for Multiple-Element Arrangements under ASC 605-10 which incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Unbilled revenue is revenue that is recognized but is not currently billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

Commitment Fees

The Company amortizes commitment fees paid in connection with establishment of a credit facility ratably over the term of the credit facility commitment. (See note 6)

Short Term Investments

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

As of December 31, 2010, two customers represented 60% and 40% of the Company’s accounts receivable. There was no outstanding accounts receivable at December 31, 2009.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

 Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of December 31, 2010, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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

Intangibles

Intangible assets with finite lives are amortized over their estimated useful lives. Intangible assets with indefinite lives are not amortized, but are tested for impairment annually. The Company’s intangible assets with finite lives are patent costs, which are be amortized over their economic or legal life, whichever is shorter. To date, these patent costs are due to legal, filing issuance and maintenance fees associated with patents that have been applied for or are being prosecuted and there is no amortization at this time.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting versus tax differences.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 55,351,100 and 48,087,203 for the years ended December 31, 2010 and 2009, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.  (See note 11)

As of December 31, 2010, there were outstanding stock options to purchase 9,661,503 shares of common stock, 6,455,101 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the year ended December 31, 2010 included 53% and 37% of the Company’s total revenues from two customers.  There were no revenues in 2009.

Reliance on Key Personnel and Consultants

The Company has 11 full-time employees and no part-time employees.  Additionally, there are approximately 15 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $3,585,115 and $3,047,994 for the years ended December 31, 2010 and 2009, respectively.

Fair Value

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

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Short term investment and derivative liabilities are recorded at fair value on a recurring basis. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. (See note 12)

 Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update 2010-20 which amend “Receivables” (Topic 310). ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company does not expect this update to have a significant impact on its financial statements with the adoption of ASU 2010-20.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements during year ended December 31, 2010, the Company incurred net losses attributable to common shareholders of $11,496,257 and used $4,559,433 in cash for operating activities during year ended December 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. Management is devoting substantially all of its efforts to the commercialization of its initial product solution, as well as raising additional debt or equity financing in order to accelerate the development and commercialization of additional products based on the Company’s 3-D ECG software platform technology.  The Company is continuing to explore potential strategic relationships to provide capital and other resources for the further development and marketing of its products.  The Company has obtained credit facilities from certain of its investors to support its operations and has also implemented expense management measures. There can be no assurance that the Company’s commercialization or financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009

Computer equipment	$126,987	$122,154
Furniture and fixtures	65,883	65,883
Research equipment	50,737	48,706
Software	42,106	23,455
Production equipment	29,498	17,798
Total property, plant and equipment	315,211	277,996
Less: accumulated depreciation	(158,950)	(79,041)
	$156,261	$198,955

During the years ended December 31, 2010 and 2009, depreciation expense charged to operations was $79,910 and $59,833, respectively, of which $16,776 and $-0- was included in cost of sales, respectively.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company has had consulting agreements with independent contractors, certain of whom are also Company stockholders plus one Board member. (See note 5 for related party transactions.) The agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof. Accounts payable and accrued liabilities at December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Trade payables	$309,591	$313,471
Accrued compensation	44,378	116,681
Accrued Interest	214,444	-
Other accrued liabilities	50,000	50,000
Total accounts payable and accrued liabilities	$618,413	$480,152

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2010 and 2009, the Company had a consulting agreement with a current Board member for corporate strategy and finance services. The agreement terminated in August 2010. During the year ended December 31, 2010 and 2009, the Company paid $22,773 and $35,000, respectively and at December 31, 2010 there are no outstanding obligations under the agreement.

Effective October 31, 2009, a greater than 5% shareholder of the Company resigned as a full time employee and signed a one-year, part time consulting agreement, continuing his business development responsibilities under this new arrangement. At this transition, the unvested portion of his 2007 option grant was accelerated.   During the year ended December 31, 2010 and 2009, the Company paid this shareholder $164,277 and $28,600, respectively and at December 31, 2010 there are no outstanding obligations under the agreement.

Effective July 30, 2009, a greater than 5% shareholder of the Company who also has current representation on the Board of Directors entered into a credit facility that the Company utilized in 2010, borrowing $1.900,000 from this investor. At December 31, 2010 the Company owes this investor $137,000 in accrued interest.  Both the debt and accrued interest are due and payable September 30, 2011. On July 29, 2010, the Company entered into a new credit facility that is available in 2011 and this investor committed $500,000 of this facility.  (See note 7)

The Company has issued a total of 2.6 million warrants in association with both credit facilities and also the draw-downs under the July 2009 facility and these are being amortized as commitment fees over the life of the facilities (i.e. the months in which we can borrow under the facilities) and over the life of the debt (in regards to the draw-down warrants.)

The warrants were valued using Black Scholes and the cost amortized as a commitment fee as follows:

	# of warrants	Total value	2010	2009
			Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	475,000	$592,680	$352,669	$240,011
2010 draw-down warrants	1,900,002	$1,779,406	$851,926	$-
2010 commitment fee	250,000	$165,128	$-	$-
Totals	2,625,002	$2,537,214	$1,204,595	$240,011

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

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – CREDIT FACILITIES

On July 30, 2009, the Company entered into a $3 million credit line arrangement (the “Credit Line”), pursuant to a Securities Purchase Agreement (the “SPA”), with purchasers signatory to the SPA, pursuant to which the purchasers will purchase 12% Secured Revolving Debentures Due September 30, 2011, as amended. In connection therewith, the Company issued 750,000 five year common stock purchase warrants with an exercise price of $0.01 per share, and a total of 3 million five year common stock purchase warrants exercisable at a price equal to 100% of the average volume weighted average prices (VWAPs) for the prior five trading days upon each draw down under the Credit Line, for each $1.00 advanced under the Credit Line, (the “Draw-down Warrants”). The Draw-down Warrants have full-ratchet price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) for future issuances of equity securities by the Company (subject to certain specific exceptions.) With respect to each of the Draw-down Warrants issued under the Credit Line there is a reduction in exercise price only if a subsequent draw is at a lower price than the original VWAP. The warrants will have cashless exercise provisions and be subject to forced cashless exercise in the event that the Company’s common stock is trading at three times the VWAP for the 20 trading days prior to conversion of the warrants.  All interest under the Debentures will accrue and be payable upon maturity.

As indicated above, in connection with the establishment of the Credit Line, the Company issued 750,000 warrants (no ratchet price protection) to purchase the Company’s common stock at $0.01 per share for five years.  The fair value of $910,860, determined using the Black Scholes Option Pricing Model, is amortized ratably to ‘amortization of commitment fee’ over the life of the Credit Line.  The assumptions for fair value determination were as follows: Dividend yield: 0%; Volatility: 139.04%; Expected life: 5 years; Risk free rate: 2.66%. Also $25,000 was paid toward availing the credit facility.

During the year ended December 31, 2010, the Company borrowed an aggregate of $3,000,000 from the credit line.  As described above, the Company issued 3 million draw down warrants with exercise prices from $0.85 to $1.45 per share for five years with all warrants subsequently reset to $0.85 per share as of December 31, 2010. The fair value of the warrants were determined using the Black Scholes Option Pricing Model, is amortized ratably to operations over the life of the borrowing.  Assumptions for the fair value determination were as follows: Dividend yield: 0%; Volatility: 103.84% to136.30%; Expected life: 5 years; Risk free rate: 1.19% to 2.62%. During the year ended December 31, 2010, the “Prepaid commitment fees” increased to $1,958,654, net of $1,900,915 amortized for the year ended December 31, 2010.

In July 2010 the Company entered into an additional new $1.5 million credit line arrangement to issue 12% Revolving Debentures due September 30, 2011. The line may be accessed by the Company beginning January 2011.  In connection therewith, the Company issued 750,000 five year common stock purchase warrants with an exercise price of $1.00 per share, a cashless exercise provision and full ratchet price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) for future issuances of equity securities by the Company (subject to certain specific exceptions.) The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield: $-0-, volatility: 104.134%, expected life: 5 years and risk free rate: 1.75%.   The fair value of $495,433 was recorded as prepaid commitment fees and is amortized ratably through September 30, 2011. Due to the warrant reset provisions, the Company classified the market value of the warrants as a derivative liability outside of equity.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 7 – CREDIT FACILITIES (continued)

No additional warrants are issuable if the Company draws down on the credit facility. All interest under the Debentures will accrue and be payable upon maturity on September 30, 2011.  Draws under this arrangement are subject to certain conditions as defined in the agreement and the advances hereunder would confer certain rights to the purchasers with regard to the Company’s board of directors.

In July 2010, in conjunction with the new credit line arrangement, participants in the Credit Line entered into an amendment with the Company pursuant to which, among other things, extended the maturity date of the debentures issued/issuable thereunder from May 31, 2011 to September 30, 2011 and permitted that any debentures issued under the new credit facility will rank pari passu with debentures issued under the Credit Line. The debt issued under the credit facilities is secured by all the assets of the Company.

Both Credit Lines are provided by three stockholders of the Company, one of which has representation on the Board of Directors.

NOTE 8 - WARRANT DERIVATIVE LIABILITY

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

During the year ended December 31, 2010, warrant reset provision expired.  As such the Company reclassified the initial allocated fair value of the warrants of $1,483,201 from liability to equity.

In connection with the Credit Lines

The Company issued (1) warrants in conjunction with the monthly Draw-downs under the Credit Line and (2) warrants as a commitment fee in conjunction with a new $1.5 million credit line arrangement.  These warrants contain certain reset provisions, which expire if the Company lists on a National stock exchange such as NASDAQ. Therefore, in accordance with ASC 815-40, the Company classifies the fair value of these warrants as a derivative liability at the date of issuance.  Subsequent to the initial issuance date, changes in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. (See note 7)

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 8 - WARRANT DERIVATIVE LIABILITY (continued)

The fair values of all above described warrants of $2,141,871 at December 31, 2010 were determined using the Black Scholes Option Pricing Model with the following assumptions:

Dividend yield:	-0-%
Volatility	91.09%
Risk free rate:	2.01%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

At December 31, 2010, the Company adjusted the recorded fair values of the warrants to market resulting in a non-cash, non-operating gain of $252,937 for the year ended December 31, 2010.

NOTE 9 – PREFERRED STOCK DERIVATIVE LIABILITY

In connection with Series C preferred stock

The Series C preferred stock contained certain reset provisions related to common stock conversion during the first anniversary of date of the issuance and therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision was $1,647,771 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.39%, expected volatility of 131.04%, and expected life of one year. Pursuant to ASC 815-40, the Company recorded the fair value of the reset provision as a reset derivative liability. The net value of the reset provision at the date of issuance was recorded as a reset derivative liability in the amount of $1,647,771 and a reduction in value of the Series C preferred stock and charge to current period operations. Until expiration of the reset provisions of the Series C preferred stock, changes in fair value were recorded as non-cash, non-operating income or expense at each reporting date. (See note 10)

During the year ended December 31, 2010, the reset provision contained in the Series C preferred stock expired.  As such, the Company reclassified the initial allocated fair value of the reset provision of $1,190,916 from liability to equity.

In connection with Series D preferred stock

The Series D preferred stock contains certain reset provisions related to common stock conversion subject to subsequent equity financing, therefore in accordance with ASC 815-40, the Company determined the initial allocated fair value of the reset provision was $192,479 using the Binomial Lattice formula assuming no dividends, a risk-free interest rate of 0.26%-0.30%, expected volatility of 91.80%-103.23%, and expected life of one year. Pursuant to ASC 815-40, the Company reclassified the initial allocated fair value of the reset provision as a reset derivative liability. The net value of the reset provision at the date of issuance was recorded as a reset derivative liability in the amount of $192,479 and a reduction in value of the Series D preferred stock.

The fair value of the described reset provision of $250,863 at December 31, 2010 was determined using the Binomial Lattice Model with the following assumptions:

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 9 – PREFERRED STOCK DERIVATIVE LIABILITY (continued)

Dividend yield:	-0-%
Volatility	91.09%
Risk free rate:	0.29%

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

At December 31, 2010, the Company adjusted the recorded fair value of the reset derivative liability to market resulting in non-cash, non-operating loss of $58,384 for the year ended December 31, 2010.

NOTE 10 – STOCKHOLDERS EQUITY

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

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 – STOCKHOLDERS EQUITY (continued)

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

During the year ended December 31, 2010, 4,185 shares of Series B Preferred stock were converted into 4,185,000 shares of the Company’s common stock.

 Series C - Preferred stock

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

The Series C preferred stock is not entitled to preference upon liquidation; not entitled to dividends unless declared by the Board of Directors and are nonvoting except the Corporation shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series C preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series C preferred stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Series C preferred stockholders, (c) increase the number of authorized shares of Series C preferred stock, or (d) enter into any agreement with respect of any of the forgoing.

Due to certain terms in the September 2009 financing and described below, the proceeds from the financing were allocated among three types of financial instruments. These terms include:

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 – STOCKHOLDERS EQUITY (continued)

Dilutive issuance: (see the "Preferred stock derivative" liability in the Consolidated Balance Sheets). The Preferred C stock contained certain reset provisions relating to conversion of common stock up to the first anniversary of date of the issuance. In connection with the issuance of each share Series C preferred stock, the Company also issued 1,000 warrants to purchase the Company’s common stock at $1.20 per share for five years (2,920,000 warrants in total).  Prior to the first anniversary of the date of issuance, the warrants contained certain proportional reset provisions. During the year ended December 31, 2010, the dilutive issuance provision expired.

Exchange Right: (see the "Preferred shares subject to liability conversion" in the Consolidated Balance Sheets under "Temporary equity"). If, at any time prior to the first anniversary of the date of issuance, the Company delivers a notice requesting a draw down under the Company’s 12% secured revolving debenture originally due May 31, 2011, then a copy of such request shall be delivered to each holder of the Series C preferred stock within five trading days of such notice.  Each holder of the Series C preferred stock shall have a one-time right, at any time within five trading days after delivery of notice, to elect to exchange its Series C preferred stock (and all warrants issued to the holder in connection with the Series C preferred stock) for a debenture and warrants on the same terms and in the same dollar amount, as was issued to the purchasers of the debentures and warrants.  No investor exercised this one-time exchange right and in March 2010, the exchange right expired; therefore the Series C preferred stock was reclassified to the ‘shareholders’ deficit’ in the Permanent Equity section for balance sheet presentation.

Warrant: (see the "Warrant derivative liability" in the Consolidated Balance Sheets.) The warrant is described in note 8, Warrant Liability, "In connection with issuance of Series C Preferred Stock in September 2009."

In accordance with ASC 815-40, the Company was required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period. The fair value of the reset provision at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

In connection with the issuance of the Series C preferred stock, the Company issued 2,920,000 warrants with similar reset provisions.  In accordance with ASC 815-40, the Company was required to record the fair value of the warrants outside of equity, as warrant liability, and mark to market each reporting period. The fair value of the warrants at the date of issuance, determined using the Black Scholes Option Pricing Method, was charged as an allocated debt discount.

The Company recorded a total debt discount of $2,674,117 from the reset and exchange provisions and related warrants and with the expiration of both the dilutive issuance rights and the exchange right during the year; the entire amount is now classified in "Permanent equity."

During the year ended December 31, 2010, 625 shares of Series C preferred stock was converted into 625,000 shares of the Company's common stock.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 – STOCKHOLDERS EQUITY (continued)

Series D - Preferred stock

In September 2010, the Board of Directors authorized the issuance of up to 1,000 shares of 0% convertible non-voting preferred stock (the “Series D preferred stock”)

The Company issued an aggregate of 800 shares of preferred stock during  the year ended December 31, 2010 to accredited investors at $1,000 per share. Each share of Series D preferred stock is convertible, at any time at the option of the holder, into 1,000 shares of common stock (for a total of 800,000 shares of common stock or the equivalent of $1.00 per common share.)

In connection with the issuance of the Series D preferred stock, the Company issued an aggregate of 800,000 warrants to purchase the Company's common stock at $1.10 per share for five years from the date of issuance.

The Series D preferred stock is not entitled to preference upon liquidation; not entitled to dividends unless declared by the Board of Directors and are nonvoting except the Corporation shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of Series D preferred stock, (a) alter or change adversely the powers, preferences or rights given to the Series D preferred stock or alter or amend the Certificate of Designation, (b) amend its certificate of incorporation or other charter documents in any manner that adversely affects any rights of the Series D preferred stockholders, (c) increase the number of authorized shares of Series D preferred stock, or (d) enter into any agreement with respect to any of the foregoing.

The proceeds from the financing were allocated among two types of financial instruments. These terms include:

Dilutive issuance: (see the "Preferred stock derivative" liability in the Consolidated Balance Sheets). Each share of Series D preferred stock share shall be convertible, at any time, at the option of the holder into 1,000 shares of common stock.  The Series D preferred stock automatically converts to the Company's common stock with the closing of an equity-based financing of not less than $1 million at a conversion ratio of the lesser of 1,000 shares of common stock for one share of Series D preferred stock or a ratio based on the per share purchase price for the common stock to be issued with subsequent equity financing.

Warrant: In connection with the issuance of each share Series D preferred stock, the Company issued 1,000 warrants to purchase the Company’s common stock at $1.10 per share for five years.

In accordance with ASC 815-40, the Company was required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period.

The initial allocated fair value of the reset provision at the date of issuance was recorded as a preferred stock derivative liability in the amount of $192,479 and a reduction in value of the Series D preferred stock.

Common Stock

In July 2010, as authorized by the shareholders on June 30, 2010, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation increasing to 500,000,000 from 99,000,000 the authorized number of shares of common stock, par value $0.001 per share.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 10 – STOCKHOLDERS EQUITY (continued)

In January 2009, the Company issued an aggregate of 3,973 shares of common stock as a dividend due to holders of the Series A shares in the amount of $4,843.

In January 2009, the Company issued an aggregate of 2,500 shares of common stock for consulting services rendered at approximately $1.60 per share.  The valuation of the services was based on the fair value of the common stock during the period the services were rendered.

In November and December 2009, the Company issued an aggregate of 265,000 shares of common stock for consulting services rendered at approximately $0.70 to $0.77 per share.  The valuation of the services was based on the fair value of the common stock during the period the services were rendered.

In January 2010, the Company issued an aggregate of 115,000 shares of common stock for consulting services rendered at $0.72 per share.  The valuation of the services was based on the fair value of the common stock during the period the services were rendered.

In July 2010, the Company issued an aggregate of 25,000 shares of common stock for consulting services rendered at $1.03 per share.  The valuation of the services was based on the fair value of the common stock during the period the services were rendered.

In September 2010, the Company issued an aggregate of 250,000 shares of common stock for consulting services rendered and to be rendered over the term of the agreement. The valuations of common stock issued for services were based upon the fair value of the common stock at the time of issuance. As of December 31, 2010 50% of the shares were released (i.e. were earned) and valued at $0.64 per share. The remainder of the shares will be determined with milestones met and are considered issued and not outstanding at December 31, 2010.

In November and December 2010, the Company issued an aggregate of 625,000 shares of common stock from the conversion of 625 shares of Series C preferred stock.

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2010:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.01	750,000	3.58	$0.01	750,000	$0.01
0.50	25,000	0.65	0.50	25,000	0.50
0.85	3,000,006	4.40	0.85	3,000,006	0.85
0.95	120,842	2.01	0.95	120,842	0.95
0.96	203,385	1.50	0.96	203,385	0.96
1.00	921,000	4.41	1.00	921,000	1.00
1.10	1,050,000	4.56	1.10	925,000	1.10
1.14	5,178,948	2.01	1.14	5,178,948	1.14
1.15	162,709	1.50	1.15	162,709	1.15
1.20	2,920,000	3.70	1.20	2,920,000	1.20
1.50	350,000	3.20	1.50	350,000	1.50
2.00	300,000	0.42	2.00	300,000	2.00
4.00	300,000	0.42	4.00	300,000	4.00
Total	15,281,890	3.15		15,156,890

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008	8,882,884	$0.95
Issued	3,991,000	0.96
Exercised	(1,626,801)	0.10
Outstanding at December 31, 2009	11,247,083	1.08
Issued	5,000,006	0.94
Exercised	(915,199)	0.10
Canceled or expired	(50,000)	0.10
Outstanding at December 31, 2010	15,281,890	$1.10

NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

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

On July 30, 2009, warrants totaling 750,000 were issued in connection with the Credit Line. (See note 7)

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

On September 15, 2009, warrants totaling 2,920,000 were issued in connection with issuance of Series C preferred stock. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.20 per share.  (See note 8)

The Company recorded the vested portion of warrants as a charge to operations of $21,620 and $271,563 in the year ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, 1,626,801 warrants were exercised on a cashless basis in exchange for 1,515,000 shares of the Company’s common stock; 1,395,000 in the first quarter and 120,000 in the June quarter.

In January 2010, warrants totaling 100,000 were issued in connection with services rendered.  The warrants are exercisable for four years from the date of issuance at an exercise price of $1.00 per share.  The fair value of the warrants of $91,144 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 137.67% to 139.96% and risk free rate from 1.41% to 2.64%. $91,144 was charged to expenses.

During the year ended December 31, 2010, an aggregate of 3 million warrants were issued in connection with borrowing from the credit facility. The warrants are exercisable for five years from the date of issuance at an exercise price of $0.85 per share.  (See note 7) Due to certain reset provisions, the Company classified the market value of the warrants outside of equity. (See note 8, ‘In connection with the Credit Lines’)

On July 28, 2010, warrants totaling 750,000 were issued as a commitment fee in connection with a new $1.5 million credit facility. The warrants are exercisable for five years from the date of issuance at an exercise price of $1.00 per share.  (See note 7)

 On August 18, 2010, warrants totaling 100,000 were issued in connection with consulting services rendered.  The warrants are exercisable for four years from the date of issuance at an exercise price of $1.50 per share.  The fair value of the warrants of $46,213 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 104.01% and risk free rate from 0.77%. $46,213 was charged to expenses.

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

On September 30, 2010, warrants totaling 250,000 were issued in connection with services rendered.   50% of the warrants are vested and exercisable as of December 31, 2010 with the remainder to vest and be expensed when milestones are met.  The warrants are exercisable for five years from the date of issuance at an exercise price of $1.10 per share.  The fair value of the vested warrants of $58,218 was determined using the Black Scholes Option Pricing Model with the following assumptions: dividend yield $-0-, volatility of 92.10% to103.28% and risk free rate from 0.64% to 1.05%. $58,218 was charged to expense.

On October 1, 2010 and December 20, 2010, the warrants totaling 500,000 and 300,000 were issued in connection with the sale of Series D preferred stock, respectively.  The warrants are exercisable for five years from the date of issuance at an exercise price of $1.10 per share.

During the year ended December 31, 2010, warrant holders exercised 775,199 warrants on a cashless basis in exchange for 698,193 shares of the Company’s common stock.

During the year ended December 31, 2010, warrant holders exercised 140,000 warrants at $0.10 per share.

Stock plans

The 2004 Equity Incentive Plan, initially established by NewCardio Technologies, Inc., was adopted by the Company in 2007, as amended, and 10.3 million shares were registered on SEC Form S-8 in the first quarter of 2008. At December 31, 2010 there are approximately 0.5 million shares available for grant.

The 2009 Equity Compensation Plan approved by the Board of Directors on April 15, 2009 and registered on SEC Form S-8 in June 2009, reserved 8.0 million shares of the Corporation’s common stock for the Plan, plus a number of shares annually as of April 15th of each year as shall equal ten (10%) percent of the issued and outstanding common stock, on a fully diluted basis. At December 31, 2010, the total reserve is approximately 12.6 million shares; approximately 9.1 million shares are available for grant. Effective in May 2010, the Board amended this provision to limit the reserve each April 15th to 10% of the then outstanding stock on a fully diluted basis (including warrants, options, RSUs, and Convertible Securities) but not less than 1 million over last year’s reserve.

The 2010 Restricted Equity Compensation Plan approved by the Board of Directors on September 13, 2010 reserved 1 million shares of the Corporation’s common stock for the Plan. At December 31, 2010, there are 750,000 shares available for grant.

The Company granted equity based compensation over the years under these equity plans.  The Company granted non-qualified stock options to purchase 1,478,000 and 675,000 shares of common stock during the years ended December 31, 2010 and 2009, respectively, under the 2004 Equity Incentive Plan and the 2009 Equity Compensation Plan as well as 116,614 and 1,575,000 restricted stock units during the years ended December 31, 2010 and 2009, respectively, under the 2009 Equity Compensation Plan.

Non Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at December 31, 2010:

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	210,917	6.65	$0.01	113,000	$0.01
0.02	171,231	5.26	0.02	163,039	0.02
0.22	768,611	7.11	0.22	747,986	0.22
0.77	100,000	9.75	0.77	6,250	0.77
0.80	429,000	7.62	0.80	249,503	0.80
0.90	3,000	9.56	0.90	313	0.90
1.16	25,000	7.58	1.16	8,335	1.16
2.25	150,000	7.18	2.25	103,125	2.25
Total	1,857,759	7.16		1,391,551

 Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	1,408,355	$1.44
Granted	165,000	0.85
Exercised	(168,211)	(0.05)
Outstanding at December 31, 2009:	1,405,144	1.10
Granted	203,000	0.40
Employment status change	735,000	0.22
Exercised	(85,385)	(0.14)
Expired	(400,000)	(2.00)
Outstanding at December 31, 2010:	1,857,759	$0.52

During the year ended December 31, 2009, the Company granted an aggregate of 165,000 non employee stock options in connection services rendered at the exercise prices from $0.80 to $1.16.

The fair values of the vesting non employee options for the year ended December 31, 2009 were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	131.35% to 143.28%
Risk free rate:	2.28% to 2.69%

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

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

During the year ended December 31, 2010, the Company granted an aggregate of 203,000 stock options with an exercise price from $0.01 to $0.90 per share expiring ten years from issuance.

The fair values of the vesting non employee options for the year ended December 31, 2010 were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	91.08% to 129.97%
Risk free rate:	1.79% to 3.28%

The fair value of all non-employee options vesting during the year ended December 31, 2010 and 2009 of $179,133 and $404,532, respectively was charged to current period operations.

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	3.04	$0.001	100,000	$0.001
0.01	300,000	5.53	0.01	300,000	0.01
0.02	880,000	6.19	0.02	880,000	0.02
0.22	1,000,000	6.90	0.22	1,000,000	0.22
0.69	105,000	9.86	0.69	55,000	0.69
0.77	100,000	9.30	0.77	-	0.77
0.78	40,000	8.88	0.78	10,833	0.78
0.80	4,208,744	7.57	0.80	2,623,959	0.80
0.83	120,000	10.00	0.83	-	0.83
0.98	500,000	9.46	0.98	-	0.98
1.32	450,000	9.15	1.32	93,758	1.32
Total	7,803,744	7.50		5,063,550

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	7,105,000	$1.81
Granted	510,000	0.85
Exercised	-	-
Canceled or expired	(250,000)	(0.90)
Outstanding at December 31, 2009:	7,365,000	0.53
Granted	1,275,000	1.06
Employment status change	(735,000)	(0.22)
Exercised	-	-
Forfeitures	(101,256)	(0.80)
Outstanding at December 31, 2010:	7,803,744	$0.63

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

During the year ended December 31, 2010, the Company granted an aggregate of 1,275,000 stock options with an exercise price from $0.69 to $1.40 per share expiring ten years from issuance. The fair values were determined using the Black Scholes option pricing model with the following assumptions:

Dividend yield:	-0-%
Volatility	91.09% to 137,67%
Risk free rate:	2.72% to 3.83%

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

During the year ended December 31, 2010, the Company re-priced certain employee options initially with exercise price of from $1.00 to $1.40 to a re-pricing from  $0.77 to $0.80 per share with other terms remaining the same.  The re-determined fair value of the vesting options will be charged to operations over the remaining vesting period.

The fair value of all employee options vesting in the year ended December 31, 2010 and 2009 of $3,327,986 and $3,480,805, respectively, was charged to current period operations.

Restrictive Stock Units (“RSUs”)

The Company has issued RSUs to certain employees and non employees under the 2009 Equity Compensation Plan.  RSUs issued to date vest in up to 24 months with certain acceleration clauses, as defined by the 2009 Equity Compensation Plan.

Employees

Transactions involving employee RSUs are summarized as follows:
	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	-	$-
Granted	1,470,000	0.80
Exercised	-	-
Outstanding at December 31, 2009:	1,470,000	0.80
Granted	116,614	1.32
Exercised	(18,183)	(1.32)
Forfeitures	(65,810)	(0.81)
Outstanding at December 31, 2010:	1,502,621	$0.83

During the year ended December 31, 2010, the Company issued 18,183 vested shares of the Company's common stock and canceled 65,810 non vested RSUs upon employee's termination.

As of December 31, 2010, there was $187,333 of total unrecognized compensation cost related to non vested RSUs granted to employees under the 2009 Equity Compensation Plan, which is expected to be recognized ratably over a weighted-average period of 2 years ending April 2011.

During the year ended December 31, 2010, the Company granted 116,614 RSUs to employees under the 2009 Equity Compensation Plan.  These RSUs vested immediately and were charged to current period operations.

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 11 -STOCK OPTIONS AND WARRANTS (continued)

The fair value of all employees RSUs vesting year ended December 31, 2010 of $735,430 was charged to current period operations.

Non employees

Transactions involving non employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2008:	-	$-
Granted	105,000	0.80
Exercised	-	-
Outstanding at December 31, 2009:	105,000	0.80
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2010:	105,000	$0.80

As of December 31, 2010, there was $14,875 of total unrecognized compensation cost related to non vested RSUs granted under the 2009 Equity Compensation Plan granted to non employees based on the fair value of the Company’s common stock at reporting date.  The fair value is expected to be recognized based on the fair value of the Company’s common stock over a weighted-average period of 2 years.

The fair value of all non employees RSUs vesting during the year ended December 31, 2010 of $47,906 was charged to current period operations.

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

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 — FAIR VALUE (continued)

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of December 31, 2010:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Preferred stock derivative	$(250,863)	$-	$-	$(250,863)
Warrant	$(2,141,871)	$-	$-	$(2,141,871)
Total	$(2,392,734)	$-	$-	$(2,392,734)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of the fair value of issued warrants with reset provisions and the Series D preferred stock with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of December 31, 2010:

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 12 — FAIR VALUE (continued)

Year Ended December 31, 2010
	Warrant derivative liability	Preferred stock derivative liability
Balance, December 31, 2009	$1,078,292	$687,958
Total (gains) losses
Warrants issued with Credit Facility Draw	3,302,673	-
Series D preferred stock		192,479
Mark-to-market at December 31, 2010:
- Series C Preferred Stock Reset Derivative		502,958
- - Series D Preferred Stock Reset Derivative		58,383
- Warrants issued with Series C Preferred Stock	404,908
- Warrants issued with Credit Facility Draw	(1,160,802)
Transfers in and/or out of Level 3	(1,483,200)	(1,190,915)

Balance, December 31, 2010	$2,141,871	$250,863

Total gain (loss) for the period included in earnings relating to the liabilities held at December 31, 2010 of $194,553	$755,894	$(561,341)

NOTE 13 – INCOME TAXES

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, capitalized financing costs, the basis difference of derivative liabilities and certain accruals.

At December 31, 2010, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $18,212,000, expiring in the year 2029, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to possible significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2010 are as follows Income tax expense for the year ended December 31, 2010 is comprised of State taxes which primarily are not based on earnings.  No other income taxes were recorded on the earnings in 2010 as a result of the utilization of the carry forwards.  All or portion of the remaining valuation allowance may be reduced in future years based on an assessment of earnings sufficient to fully utilize these potential tax benefits.

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 13 – INCOME TAXES (continued)

Deferred net tax assets consist of the following at December 31, 2010 and 2009:

	2010	2009
Deferred tax asset	$7,919,000	$5,616,000
Less valuation allowance	(7,919,000)	(5,616,000)
Net deferred tax asset	$0	0

The provision for income taxes consists of the following:

	2010	2009
Current tax (benefit)	$(2,302,000)	$(2,411,000)
Increase to deferred tax valuation allowance for net operating loss carry forward	2,302,000	2,411,000
Net provision	$0	0

The provision for Federal taxes differs from that computed by applying Federal statutory rates to the loss before any Federal income tax (benefit), as indicated in the following:

	2010	2009
Federal statutory rate	38.0%	38.0%
State income taxes net of Federal benefit	5.5%	5.5%
	43.5%	43.5%

Net operating loss carry forwards expiring in 2029 are summarized below:

Net operating loss carry forwards 2007 and prior	$2,840,000
Net operating loss carry forwards 2008	4,533,000
Net operating loss carry forwards 2009	5,544,000
Net operating loss carry forwards 2010	5,295,000
Total	$18,212,000

The Company files income tax returns in the U.S. Federal jurisdiction, and various state jurisdictions. The Company is no longer subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

The Company follows the provision of uncertain tax positions as addressed in FASB Accounting Standards Codification 740-10-65-1. The Company recognized no increase in the liability for unrecognized tax benefits. The Company has no tax position for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010 and 2009. The Company’s utilization of any net operating loss carry forward may be unlikely as a result of the continuing operating losses.

 NEWCARDIO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 AND 2009

NOTE 14 -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with independent contractors, certain of whom are also Company stockholders. Of those two are former directors of the Company. The Company incurred $290,000 (plus travel expenses) and $173,000 (plus travel and expenses) in fees and expenses to these individuals for the years ended December 31, 2010 and 2009 respectively, in a consulting role.  They were involved in business development and R&D. The Agreements are generally short term and milestones based and include cash compensation, equity compensation or a combination thereof. The current agreements have no equity compensation. The business development agreement expired October 2010.

Operating Lease Commitments

The Company leases office space in Santa Clara, California on a lease expiring April 30, 2011 at approximately $6,300 per month.  Additionally the Company maintains a Princeton, New Jersey office at $5,400 per month with the lease expiring June 30, 2011 and a facility in Belgrade, Serbia on a month to month basis at approximately $400 per month.

Total lease rental expenses for the years ended December 31, 2010 and 2009 was $167,697 and $166,719, respectively.

Litigation

The Company is subject at times to other legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2010.

NOTE 15 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 29, 2011, a date that the financial statements were issued.

In February 2011 the Company issued an additional 60 shares of the Series D preferred stock, at a cost of $1,000 per share and convertible into 60,000 shares of common stock. In conjunction with this, the Company issued an aggregate of 60,000 warrants to purchase the Company's common stock at $1.10 per share for five years from the date of issuance. The Series D preferred stock was purchased by an executive officer and one independent director of the Company.

In March 2011, in conjunction with the July 2010 new $1.5 million credit line arrangement to issue 12% Revolving Debentures due September 30, 2011, the Company completed the initial draw down totaling $300,000 and noticed an additional $300,000 draw down scheduled to fund in May. No warrants are issuable with a draw down of the credit facility. All interest under the Debentures will accrue and be payable upon maturity on September 30, 2011.  The draw downs are subject to certain conditions as defined in the agreement and confer certain rights to the purchasers with regard to the Company’s board of directors. (See note 7)

In March 2011, the Company issued options to purchase an aggregate of approximately 1.5 million shares of the Company’s common stock at $0.01 per share, of which 880,000 were to executive officers.  Such options vest in 24 equal monthly installments beginning April 1 or May 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

Dated: March 29, 2011	By:	/s/ Vincent W. Renz
Vincent W. Renz
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vincent W. Renz	Chief Executive Officer, President and Director (principal executive officer)	March 29, 2011
Vincent W. Renz

/s/ Richard D. Brounstein	Executive Vice President, Chief Financial Officer and Secretary	March 29, 2011
Richard D. Brounstein	(principal financial and accounting officer)

/s/ Mark W. Kroll, Ph.D., FACC, FHRS	Chairman of the Board of Directors	March 29, 2011
Mark W. Kroll, Ph.D., FACC, FHRS

/s/ Branislav Vajdic, Ph.D.	Vice Chairman of the Board of Directors	March 29, 2011
Branislav Vajdic, Ph.D.
March 29, 2011
/s/ Robert M. Blair, M.Inst.P.	Director
Robert M. Blair, M.Inst.P

/s/ James A. Heisch	Director	March 29, 2011
James A. Heisch

/s/ Jess Jones, M.D.	Director	March 29, 2011
Jess Jones, M.D.

/s/ Michael Hanson	Director	March 29, 2011
Michael Hanson

/s/ Patrick Maguire, M.D., Ph.D.	Director	March 29, 2011
Patrick Maguire, M.D., Ph.D.