Form 10-Q
period 2011-03-31
NewCardio, Inc.
filed 2011-05-12
CIK 1354942

n
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-149166

NEWCARDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1826789
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2350 Mission College Blvd., Suite 1175, Santa Clara CA 95054
(Address of principal executive offices)(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 12, 2011
Common Stock, $0.001 Par Value	32,485,282

NEWCARDIO, INC.

PART I.

FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS
NEWCARDIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$77,046	$584,974
Accounts receivable, trade	37,045	42,905
Prepaid expenses	23,595	32,303
Prepaid commitment fees	1,275,683	1,958,654
Total current assets	1,413,369	2,618,836

Property, plant and equipment, net of accumulated depreciation of $179,657 and $158,950 as of March 31, 2011 and December 31, 2010, respectively	135,554	156,261

Other assets:
Patent costs, net	70,198	55,357
Deposits	22,600	22,600
Total other assets	92,798	77,957

	$1,641,721	$2,853,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$721,223	$618,413
Unearned revenue	7,156	1,500
Line of credit, $2,000,000 and $1,900,000 to a related party as of March 31, 2011 and December 31, 2010, respectively	3,300,000	3,000,000
Total current liabilities	4,028,379	3,619,913

Warrant derivative liability	1,858,324	2,141,871
Preferred stock derivative liability	183,298	250,863
Long term liabilities	2,041,622	2,392,734

Total liabilities	6,070,001	6,012,647

Temporary equity:
Preferred shares subject to liability conversion	-	-

Permanent equity:
Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 12,250 shares issued and outstanding as of March 31, 2011 and December 31, 2010	12	12
Preferred stock Series C, $0.001 par value; 7,000 shares designated; 2,295 shares issued and outstanding as of March 31, 2011 and December 31, 2010	2	2
Preferred stock Series D, $0.001 par value; 1,000 shares designated; 860 and 800 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	1	1
Common stock, $0.001 par value, 500,000,000 shares authorized; 30,841,282 and 30,688,902 shares issued as of March 31, 2011 and December 31, 2010, respectively; 30,778,782 and 30,563,902 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	30,841	30,689
Additional paid in capital	40,382,176	39,236,320
Deficit	(44,841,312)	(42,426,617)
Total stockholders' deficit	(4,428,280)	(3,159,593)

	$1,641,721	$2,853,054

See the accompanying notes to these unaudited condensed consolidated financial statements.

NEWCARDIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2011	2010
Revenue	$39,069	$49,041
Cost of sales	61,712	18,484
Gross (loss) profit	(22,643)	30,557

Operating expenses:
Selling, general and administrative	1,209,954	1,902,010
Depreciation	12,319	10,473
Research and development	724,618	888,074
Total operating expenses	1,946,891	2,800,557

Net loss from operations	(1,969,534)	(2,770,000)

Other income (expense)
Gain (loss) on change in fair value of warrant derivative liability and preferred stock derivative liability	358,224	(1,266,320)
Amortization of commitment fees	(682,971)	(240,125)
Other financing costs	(25,236)	(25,000)
Interest, net	(95,178)	(13,705)
Total other income (expense):	(445,161)	(1,545,150)

Net loss before income taxes	(2,414,695)	(4,315,150)

Provision for income taxes	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,414,695)	$(4,315,150)

Net (loss) income per share-basic and fully diluted	$(0.08)	$(0.16)

Weighted average number of shares-basic and fully diluted	30,741,788	26,329,878

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2011 (unaudited)

	Preferred										Additional
	Preferred Series A		Preferred Series B		Preferred Series C		Preferred Series D		Common		Paid in	Stock
	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Stock	Amount	Capital	Subscriptions	Deficit	Total
Balance, December 31, 2010	-	$-	12,250	$12	2,295	$2	800	$1	30,688,902	$30,689	$39,236,320	$-	$42,426,617)	$(3,159,593)
Common stock issued in connection with options exercised at $0.01 per share in February 2011	-	-	-	-	-	-	-	-	30,000	30	270	-	-	300
Sale of Series D preferred stock	-	-	-	-	-	-	60	-	-	-	60,000	-	-	60,000
Common stock issued in connection with vested restricted stock units in February 2011	-	-	-	-	-	-	-	-	48,812	49	(49)	-	-	-
Common stock issued in March 2011 at $0.70 per share for services rendered	-	-	-	-	-	-	-	-	60,714	61	42,439	-	-	42,500
Common stock issued in March 2011 at $0.71 per share for services rendered	-	-	-	-	-	-	-	-	3,000	3	2,127	-	-	2,130
Common stock issued in March 2011 at $0.85 per share for services rendered	-	-	-	-	-	-	-	-	3,624	3	3,077	-	-	3,080
Common stock issued for options exercised cashlessly in March 2011	-	-	-	-	-	-	-	-	6,230	6	(6)	-	-	-
Fair value of vested options issued for services rendered	-	-	-	-	-	-	-	-	-	-	835,514	-	-	835,514
Fair value of vested warrants issued for services rendered	-	-	-	-	-	-	-	-	-	-	17,677	-	-	17,677
Fair value of vested restricted stock units issued for services rendered	-	-	-	-	-	-	-	-	-	-	151,919	-	-	151,919
Fair value of vesting common stock previously issued	-	-	-	-	-	-	-	-	-	-	40,000	-	-	40,000
Reclassify initial fair value of reset provision of Series D preferred stock outside equity	-	-	-	-	-	-	-	-	-	-	(7,112)	-	-	(7,112)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,414,695)	(2,414,695)
Balance, March 31, 2011	-	$-	12,250	$12	2,295	$2	860	$1	30,841,282	$30,841	$40,382,176	$-	$44,841,312)	$(4,428,280)

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss for the period	$(2,414,695)	$(4,315,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,707	18,861
Amortization of commitment fees	682,971	240,125
Common stock issued for services rendered	87,710	72,045
Fair value of options issued for services rendered	835,514	861,025
Fair value of warrants issued as compensation for services	17,677	112,766
Fair value of restricted stock units issued for services rendered	151,919	316,157
Change in fair value of warrant derivative liability and preferred stock derivative liability	(358,224)	1,266,320
(Increase) decrease in:
Accounts receivable	5,860	(31,453)
Prepaid expenses	8,708	(82,352)
Increase (decrease) in:
Unearned revenue	5,656	-
Accounts payable and accrued liabilities	102,810	3,425
Net cash (used in) operating activities	(853,387)	(1,538,231)

Cash flows from investing activities:
Purchase of property plant and equipment	-	(3,884)
Payment of patent costs	(14,841)	-
Proceeds from short term investments	-	(36)
Net cash (used in) provided by investing activities	(14,841)	(3,920)

Cash flows from financing activities:
Proceeds from line of credit	300,000	500,001
Proceeds from exercise of common stock options	300	645
Proceeds from sale of Series D preferred stock	60,000	-
Net cash provided by (used in) financing activities	360,300	500,646

Net increase (decrease) in cash and cash equivalents	(507,928)	(1,041,505)
Cash and cash equivalents at beginning of period	584,974	1,386,007

Cash and cash equivalents at end of period	$77,046	$344,502

Supplemental disclosures of cash flow information:
Interest paid	$-	$1,117

Non cash financing activities:
Fair value of warrants issued as compensation for financing	$-	$666,164

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010  financial statements and footnotes thereto included in the Company's SEC Form 10-K.

Basis and business presentation

NewCardio, Inc. (the “Company”) was incorporated under the laws of the State of Delaware in September 2004 and was in the development stage through December 31, 2009.  The year 2010 was the first year during which the Company was considered an operating company and no longer in the development stage.

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

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary NewCardio Technologies, Inc. (“NewCardio Technologies”).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Commitment Fees

The Company amortizes commitment fees paid in connection with establishment of a credit facility ratably over the term of the credit facility commitment. (See note 4)

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

As of March 31, 2011 and December 31, 2010, one customer represented 86% of the Company’s accounts receivable and two customers represented 60% and 40% of the Company’s accounts receivable, respectively.

 Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of March 31, 2011 and December 31, 2010, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years

Long-Lived Assets

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

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 50,299,273 and 58,521,303 for the three months ended March 31, 2011 and 2010, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.  (See note 8)

As of March 31, 2011, there were outstanding stock options to purchase 11,666,944 shares of common stock, 6,690,521 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended March 31, 2011 included 79% and 12% of the Company’s total revenues from two customers; for the three months ended March 31, 2010 100% of the Company’s total revenues was from a single customer.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $724,618 and $888,074 for the three months ended March 31, 2011 and 2010, respectively.

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

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Short term investment and derivative liabilities are recorded at fair value on a recurring basis. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. (See note 9)

 Reclassification

Certain reclassifications have been made to prior periods’ data to conform with the current year’s presentation. These reclassifications had no effect on reported income or losses.

Recent Accounting Pronouncements

There are various updates recently issued, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during three months ended March 31, 2011, the Company incurred net losses attributable to common shareholders of $2,414,695 and used $853,387 in cash for operating activities during three months ended March 31, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective July 30, 2009, a greater than 5% shareholder of the Company who also has current representation on the Board of Directors entered into a credit facility that the Company utilized in 2010, borrowing $1,900,000 from this investor as of March 31, 2011. At March 31, 2011 the Company owes this investor $196,017 in accrued interest.  Both the debt and accrued interest are due and payable September 30, 2011. On July 29, 2010, the Company entered into a new credit facility that is available in 2011 and this investor committed $500,000 of this facility, of which $100,000 was drawn down during the three months ended March 31, 2011.  (See note 4)

The Company has issued a total of 2.6 million warrants in association with both credit facilities and also the draw-downs under the July 2009 facility and these are being amortized as commitment fees over the life of the facilities (i.e. the months in which we can borrow under the facilities) and over the life of the debt (in regards to the draw-down warrants.)

The warrants were valued using Black Scholes and the cost amortized as a commitment fee as follows:

			Three months ended March 31, 2011	Three months ended March 31, 2010
	# of warrants	Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	475,000	$592,680	$-	$132,258
2010 draw-down warrants	1,900,002	$1,779,403	$305,762	$19,821
2010 commitment fee	250,000	$165,128	$66,857	$-
Totals	2,625,002	$2,537,211	$372,619	$152,079

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

As indicated above, in connection with the establishment of the Credit Line, the Company issued 750,000 warrants (no ratchet price protection) to purchase the Company’s common stock at $0.01 per share for five years.  The fair value was determined using the Black Scholes Option Pricing Model and included $25,000 paid toward availing the credit facility; it was amortized ratably to ‘amortization of commitment fee’ over the life of the Credit Line through August 2010.  The assumptions for fair value determination were as follows: Dividend yield: 0%; Volatility: 139.04%; Expected life: 5 years; Risk free rate: 2.66%.

During the year ended December 31, 2010, the Company borrowed an aggregate of $3,000,000 from the credit line.  As described above, the Company issued 3 million draw down warrants with exercise prices from $0.85 to $1.45 per share for five years with all warrants subsequently reset to $0.85 per share. The fair value of the warrants was determined using the Black Scholes Option Pricing Model and amortized ratably to operations over the life of the borrowing.  Assumptions for the fair value determination were as follows: Dividend yield: 0%; Volatility: 103.84% to 136.30%; Expected life: 5 years; Risk free rate: 1.19% to 2.62%.

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

The warrants, valued using the Black Scholes assumptions above, and the costs amortized as a commitment fee are as follows:

			Three months ended March 31, 2011	Three months ended March 31, 2010
	March 31, 2011 # of warrants	March 31, 2011 Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	750,000	$935,860	$-	$208,829
2010 draw-down warrants	3,000,006	$2,807,240	$482,380	$31,296
2010 commitment fee	750,000	$495,434	$200,591	$-
Totals	4,500,006	$4,238,534	$682,971	$240,125

No additional warrants are issuable if the Company draws down on the credit facility. All interest under the Debentures will accrue and be payable upon maturity on September 30, 2011.  Draws under this arrangement are subject to certain conditions as defined in the agreement and the advances hereunder would confer certain rights to the purchasers with regard to the Company’s board of directors. As of March 31, 2011 the lenders have not exercised this right.

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

Both Credit Lines are provided by three stockholders of the Company, one of which has representation on the Board of Directors. (See note 3)

During the three months ended March 31, 2011, the Company Draw-down totaled an aggregate of $300,000 from the new credit line.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 5 - WARRANT DERIVATIVE LIABILITY

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

The Company estimated the fair value at date of issue of the warrants issued in connection with the issuance of the Series C preferred stock to be $2,052,181 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.41%, expected volatility of 131.04%, and expected warrant life of two years. Since the warrants have reset provisions for the first year, pursuant to ASC 815-40, the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability in the amount of $2,052,181 and a reduction in value of the Series C preferred stock. Until conversion and expiration of the reset provisions of the warrants, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date. The Company adjusted the recorded fair values of the warrants to market resulting in a non-cash, non-operating loss of $0 and $818,591 for the three months ended March 31, 2011 and 2010, respectively.

As the warrant reset provisions expired in September 2010, the initial allocated fair value of the warrants of $1,483,201 are included in ‘Permanent Equity’ in the Condensed Consolidated Balance Sheets and charged to current period operations.

In connection with the Credit Lines

The Company issued (1) warrants in conjunction with the monthly Draw-downs under the Credit Line and (2) warrants as a commitment fee in conjunction with the new $1.5 million credit line arrangement.  These warrants contain certain reset provisions, which expire if the Company lists on a National stock exchange such as NASDAQ. Therefore, in accordance with ASC 815-40, the Company classifies the fair value of these warrants as a derivative liability at the date of issuance.  Subsequent to the initial issuance date, changes in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. (See note 4)

The fair values of all above described warrants of $1,858,324 at March 31, 2011 were determined using the Black Scholes Option Pricing Model with the following assumptions: Dividend yield: 0%; Volatility: 74.02%l Expected life: 5 years and Risk free rate: 1.29% to 2.90%.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

The Company adjusted the recorded fair values of the warrants to market resulting in a non-cash, non-operating gain of $283,547and $176,667 for the three months ended March 31, 2011 and 2010, respectively.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 6 – PREFERRED STOCK DERIVATIVE LIABILITY

In connection with Series C preferred stock

The Series C preferred stock contained certain reset provisions related to common stock conversion during the first anniversary of date of the issuance and therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision was $1,647,771 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.39%, expected volatility of 131.04%, and expected life of one year. Pursuant to ASC 815-40, the Company recorded the fair value of the reset provision as a preferred stock derivative liability. The net value of the reset provision at the date of issuance was recorded as a preferred stock derivative liability in the amount of $1,647,771 and a reduction in value of the Series C preferred stock. Until expiration of the reset provisions of the Series C preferred stock, changes in fair value were recorded as non-cash, non-operating income or expense at each reporting date. The Company adjusted the recorded fair values of the warrants to market resulting in a non-cash, non-operating loss of $0 and $624,396 for the three months ended March 31, 2011 and 2010, respectively. (See note 7)

As the reset provision contained in the Series C preferred stock expired in September 2010, the initial allocated fair value of the reset provisions of $1,190,916 is included in ‘Permanent Equity’ in the Condensed Consolidated Balance Sheets and charged to current period operations.

In connection with Series D preferred stock

The Series D preferred stock contains certain reset provisions related to common stock conversion subject to subsequent equity financing, therefore in accordance with ASC 815-40, the Company determined the initial allocated fair value of the reset provision using the Binomial Lattice formula at the dates of issuance assuming no dividends, a risk-free interest rate of 0.25%-0.30%, expected volatility of 73.15%-103.23%, and expected life of one year was $199,591 at March 31, 2011. Pursuant to ASC 815-40, the Company reclassified the initial allocated fair value of the reset provision as a reset derivative liability. The net value of the reset provision at the dates of issuance was recorded as a reset derivative liability and a reduction in value of the Series D preferred stock.

The fair value of the described reset provision of $183,298 at March 31, 2011, determined using the Binomial Lattice Model assuming: Dividend yield: 0%; Volatility: 74.02%; and Risk free rate: 0.30%.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

The Company adjusted the recorded fair value of the preferred stock derivative liability to market resulting in non-cash, non-operating gain of $74,677 for the quarter ended March 31, 2011. There was no related liability in the quarter ended March 31, 2010.

NOTE 7 – STOCKHOLDERS EQUITY

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.001 per share.  The Company's preferred stock may be divided into such series as may be established by the Board of Directors. The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

As of March 31, 2011 and December 31, 2010, 12,250 shares of Series B preferred stock were issued and outstanding.

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

Due to certain terms in the September 2009 financing and described below, the proceeds from the financing were allocated among three types of financial instruments. These terms include:

Dilutive issuance:  The Preferred C stock contained certain reset provisions relating to conversion of common stock up to the first anniversary of date of the issuance. In connection with the issuance of each share Series C preferred stock, the Company also issued 1,000 warrants to purchase the Company’s common stock at $1.20 per share for five years (2,920,000 warrants in total).  Prior to the first anniversary of the date of issuance, the warrants contained certain proportional reset provisions. The reset provisions expired in September 2010.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 – STOCKHOLDERS EQUITY (continued)

Exchange Right: Each holder of the Series C preferred stock had a one-time right to elect to exchange their Series C preferred stock (and all warrants issued to the holder in connection with the Series C preferred stock) for a debenture and warrants on the same terms and in the same dollar amount, as was issued to the purchasers of the Credit Facility debentures and warrants when the Company first accessed the Credit Line.  No investor exercised this one-time exchange right and in March 2010, the exchange right expired.

Warrant: The warrant is described in note 5, Warrant Liability, ‘In connection with issuance of Series C Preferred Stock in September 2009’.

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

The Company recorded a total debt discount of $2,674,117 from the reset and exchange provisions and related warrants and with the expiration of both the dilutive issuance rights and the exchange right during the year; the entire amount of the Series C preferred stock is now classified in ‘Permanent equity’.

During the year ended December 31, 2010, 625 shares of Series C preferred stock was converted into 625,000 shares of the Company's common stock. As of March 31, 2011 and December 31, 2010, 2,295 shares of Series C preferred stock were issued and outstanding.

Series D - Preferred stock

In September 2010, the Board of Directors authorized the issuance of up to 1,000 shares of 0% convertible non-voting preferred stock (the “Series D preferred stock”)

The Company issued an aggregate of 800 shares of preferred stock during the year ended December 31, 2010 to accredited investors and additional 60 shares during the three months ended March 31, 2011 to an officer and a director of the Company. Each share was sold for $1,000 per share. Each share of Series D preferred stock is convertible, at any time at the option of the holder, into 1,000 shares of common stock (for a total of 860,000 shares of common stock or the equivalent of $1.00 per common share.)

In connection with the issuance of the Series D preferred stock, the Company issued an aggregate of 860,000 warrants to purchase the Company's common stock at $1.10 per share for five years from the date of issuance.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 7 – STOCKHOLDERS EQUITY (continued)

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

The proceeds from the financing were allocated among two types of financial instruments. These terms include:

Dilutive issuance: (see the ‘Preferred stock derivative’ liability in the Condensed Consolidated Balance Sheets). Each share of Series D preferred stock share shall be convertible, at any time, at the option of the holder into 1,000 shares of common stock.  The Series D preferred stock automatically converts to the Company's common stock with the closing of an equity-based financing of not less than $1 million at a conversion ratio of the lesser of 1,000 shares of common stock for one share of Series D preferred stock or a ratio based on the per share purchase price for the common stock to be issued with subsequent equity financing.

Warrant: In connection with the issuance of each share Series D preferred stock, the Company issued 1,000 warrants to purchase the Company’s common stock at $1.10 per share for five years.

In accordance with ASC 815-40, the Company was required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period.

The initial allocated fair value of the reset provision at the date of issuance was recorded as a preferred stock derivative liability in the amount of $199,591 and a reduction in value of the Series D preferred stock.

Common Stock

In July 2010, as authorized by the shareholders on June 30, 2010, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to its Amended and Restated Certificate of Incorporation increasing to 500,000,000 from 99,000,000 the authorized number of shares of common stock, par value $0.001 per share.

In September 2010, the Company issued an aggregate of 250,000 shares of common stock for consulting services rendered and to be rendered over the term of the agreement. The valuations of common stock issued for services were based upon the fair value of the common stock at the time of issuance. As of March 31, 2011 75% of the shares were released (i.e. were earned); valued at $0.64 per share. The remainder of the shares will be determined with milestones met and are considered issued and not outstanding at March 31, 2011.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2011:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.01	750,000	3.33	$0.01	750,000	$0.01
0.50	25,000	0.40	0.50	25,000	0.50
0.85	3,000,006	4.15	0.85	3,000,006	0.85
0.95	120,842	1.76	0.95	120,842	0.95
0.96	203,385	1.25	0.96	203,385	0.96
1.00	921,000	4.16	1.00	921,000	1.00
1.10	1,110,000	4.31	1.10	1,047,500	1.10
1.14	5,178,948	1.76	1.14	5,178,948	1.14
1.15	162,709	1.25	1.15	162,709	1.15
1.20	2,920,000	3.45	1.20	2,920,000	1.20
1.50	350,000	2.95	1.50	350,000	1.50
2.00	300,000	0.17	2.00	300,000	2.00
4.00	300,000	0.17	4.00	300,000	4.00
Total	15,341,890	2.90		15,279,390

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009	11,247,083	$1.08
Issued	5,000,006	0.94
Exercised	(915,199)	0.10
Canceled or expired	(50,000)	0.10
Outstanding at December 31, 2010	15,281,890	1.10
Issued	60,000	1.10
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2011	15,341,890	$1.10

During the three months ended March 31, 2011, the warrants totaling 60,000 were issued in connection with the sale of Series D preferred stock.  The warrants are exercisable for five years from the date of issuance at an exercise price of $1.10 per share.

Stock plans

The 2004 Equity Incentive Plan, initially established by NewCardio Technologies, Inc., was adopted by the Company in 2007, as amended, and 10.3 million shares were registered on SEC Form S-8 in the first quarter of 2008. At December 31, 2010 there are approximately 0.5 million shares available for grant.

NEWCARDIO, INC
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

The 2009 Equity Compensation Plan approved by the Board of Directors on April 15, 2009 and registered on SEC Form S-8 in June 2009, reserved 8.0 million shares of the Corporation’s common stock for the Plan, plus a number of shares annually as of April 15th of each year as shall equal ten (10%) percent of the issued and outstanding common stock, on a fully diluted basis. At March 31, 2011, the total reserve is approximately 12.6 million shares; approximately 9.1 million shares are available for grant. Effective in May 2010, the Board amended this provision to limit the reserve each April 15th to 10% of the then outstanding stock on a fully diluted basis (including warrants, options, RSUs, and Convertible Securities) but not less than 1 million over last year’s reserve.

The 2010 Restricted Equity Compensation Plan approved by the Board of Directors on September 13, 2010 reserved 1 million shares of the Corporation’s common stock for the Plan. At March 31, 2011, there are 750,000 shares available for grant.

The Company granted equity based compensation over the years under these equity plans.  The Company granted non-qualified stock options to purchase 2,124,184 and 450,000 shares of common stock during the three months ended March 31, 2011 and 2010, respectively, under the 2004 Equity Incentive Plan and the 2009 Equity Compensation Plan as well as -0- and 116,614 restricted stock units during the three months ended March 31, 2011 and 2010, respectively, under the 2009 Equity Compensation Plan.

Non Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	319,917	6.40	$0.01	119,250	$0.01
0.02	171,231	5.21	0.02	169,624	0.02
0.22	768,611	6.86	0.22	753,611	0.22
0.77	100,000	9.50	0.77	12,500	0.77
0.80	429,000	7.37	0.80	275,941	0.80
0.85	100,000	9.99	0.85	-	-
0.90	3,000	9.31	0.90	501	0.90
1.16	25,000	7.33	1.16	9,898	1.16
2.25	150,000	6.93	2.25	112,500	2.25
Total	2,066,759	7.16		1,453,825

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to non employees are summarized as follows:
	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	1,405,144	$1.10
Granted	203,000	0.40
Employment status change	735,000	0.22
Exercised	(85,385)	(0.14)
Expired	(400,000)	(2.00)
Outstanding December 31, 2010	1,857,759	0.52
Granted	209,000	0.41
Exercised	-	-
Expired	-	-
Outstanding, March 31, 2011	2,066,759	$0.51

During the three months  ended March 31, 2011,  the Company granted an aggregate of 209,000 non employee stock options in connection services rendered at the exercise prices from $0.01 to $0.85.

The fair values of the vesting non employee options for the three months ended March 31, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 74.02%; and Risk free rate: 2.90%  to  3.47%.

The fair value of all non employee options vesting during the three months ended March 31, 2011 and 2010 of $47,637 and $61,623, respectively, was charged to current period operations.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2011:
	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	2.79	$0.001	100,000	$0.001
0.01	1,700,000	8.99	0.01	300,000	0.01
0.02	880,000	5.94	0.02	880,000	0.02
0.22	1,000,000	6.65	0.22	1,000,000	0.22
0.69	105,000	9.61	0.69	55,000	0.69
0.77	100,000	9.05	0.77	-	-
0.78	40,000	8.63	0.78	13,333	0.78
0.80	4,090,000	7.32	0.80	2,754,904	0.80
0.81	185,184	9.76	0.81	11,574	9.76
0.83	120,000	9.75	0.83	-	-
0.85	330,000	9.99	0.85	-	-
0.98	500,000	9.21	0.98	-	-
1.32	450,000	9.15	1.32	121,885	1.32
Total	9,600,184	7.77		5,236,696

  Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	7,365,000	$0.53
Granted	1,275,000	1.06
Employment status change	(735,000)	(0.22)
Exercised	-	-
Forfeitures	(101,256)	(0.80)
Outstanding at December 31, 2010	7,803,744	0.63
Granted	1,915,184	0.23
Exercised	(92,500)	(0.80)
Forfeitures	(26,244)	(0.80)
Outstanding at December 31, 2010:	9,600,184	$0.55

During the three months ended March 31, 2011, the Company granted an aggregate of 1,915,184 stock options with an exercise prices of $0.01 to $0.85. The fair values were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 72.17% to 91.09%; and Risk free rate: 3.30% to 3.49%.

The fair value of all employee options vesting in the three months ended March 31, 2011 and 2010 of $793,830 and $799,403, respectively, was charged to current period operations.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 8 -STOCK OPTIONS AND WARRANTS (continued)

Restrictive Stock Units (“RSUs”)

The Company has issued RSUs to certain employees and non employees under the 2009 Equity Compensation Plan.  RSUs issued to date vest in up to 24 months with certain acceleration clauses, as defined by the 2009 Equity Compensation Plan.

Employees

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	1,470,000	$0.80
Granted	116,614	1.32
Exercised	(18,183)	(1.32
Forfeitures	(65,810)	(0.81)
Outstanding at December 31, 2010	1,502,621	0.83
Granted	-	-
Exercised	(48,812)	(1.32)
Forfeitures	-
Outstanding at March 31, 2011:	1,453,809	$0.83

The fair value of all employees RSUs vesting three months ended March 31, 2011 and 2010 of $140,500 and $147,000, respectively, was charged to current period operations.

Non employees

Transactions involving non employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	105,000	$0.80
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2010:	105,000	0.80
Granted	-	-
Exercised	-	-
Outstanding at March 31, 2011:	105,000	$0.80

The fair value of all non employees RSUs vesting during the three months ended March 31, 2011 and 2010 of $11,419 and $15,225, respectively was charged to current period operations.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

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

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of March 31, 2011:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Preferred stock derivative	$(183,298)	$-	$-	$(183,298)
Warrant derivative	$(1,858,324)	$-	$-	$(1,858,324)
Total	$(2,041,622)	$-	$-	$(2,041,622)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of the fair value of issued warrants with reset provisions and the Series D preferred stock with reset provisions.

NEWCARDIO, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 9 — FAIR VALUE (continued)

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of March 31, 2011:

Three Months Ended March 31, 2011:
	Warrant derivative liability	Preferred stock derivative liability
Balance, December 31, 2010	$2,141,871	$250,863

Series D preferred stock issuances during the quarter ending March 31, 2011		7,112
Mark-to-market at March 31, 2011:
- - Series D preferred stock derivative liability		(74,677)
- Warrants issued with Credit Facility Draw-downs and the new $1.5 million credit facility	(283,547)
Transfers in and/or out of Level 3	-	-

Balance, March 31, 2011	$1,858,324	$183,298

Total gain for the period included in earnings relating to the liabilities held at March 31, 2011 of $358,224	$283,547	$74,677

NOTE 10 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through May 12, 2011, the date that the financial statements were issued.

In April and May 2011, in conjunction with the July 2010 new $1.5 million credit line arrangement to issue 12% Revolving Debentures due September 30, 2011, the Company completed a draw down totaling $300,000. No warrants are issuable with a draw down of the credit facility. However, following an initial default by a lender in the credit facility, subsequently cured, the Company reinstated the commitment fee warrant for 250,000 shares that lapsed by its terms when the default period expired. All interest under the Debentures will accrue and be payable upon maturity on September 30, 2011.  The draw downs are subject to certain conditions as defined in the agreement and confer certain rights to the purchasers with regard to the Company’s board of directors. The lenders have the right, exercisable through May 17, 2011, to appoint a majority of the Company’s board of directors.  This right is subject to extension in the event of further draw downs for a period of 20 business days following each draw down. As of the date hereof, the lenders have not exercised this right. (See note 5)

In April 2011 the Company entered into a Supplement to the Securities Purchase Agreement of October 2010 with an accredited investor for the issuance and sale of an aggregate of 140 shares of the Company’s Series D Convertible Preferred stock for $140,000. The shares are convertible into 140,000 shares of the Company’s common stock, subject to certain adjustments, and automatic conversion, as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. In connection with the sale, the Company issued five-year, cashless warrants to purchase 140,000 shares of the Company’s common stock at an exercise price of $1.10 per share. The shares, underlying common shares and warrants are subject to SEC Rule 144.

In April 2011, in conjunction with the exercise of 134 shares of Series B Preferred Stock, the Company issued 134,000 shares of its common stock.

The 2009 Equity Compensation Plan, as amended, reserved 12.6 million shares of the Corporation’s common stock for the Plan as of March 31, 2011. As of April 15th of each year this reserve is automatically evaluated and increased to the greater of 10% of the then outstanding stock on a fully diluted basis (including warrants, options, RSUs, and Convertible Securities) or 1 million over last year’s reserve. At this time, the total reserve is 13.6 million shares of which 8.6 million are available for grant.

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

Forward-looking statements are generally identifiable by the use of terms such as “anticipate,” “will,” “expect,” “believe,” “should” or similar expressions. Although we believe that the assumptions on which the forward-looking statements contained herein are based are reasonable, any of those assumptions could prove to be inaccurate given the inherent uncertainties as to the occurrence or nonoccurrence of future events. These statements are not guarantees of future performance and involve risks and uncertainties that are difficult to predict.  Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including the potential risks and uncertainties set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and Item 1A below and relate to our business plan, our business strategy, development of our proprietary technology platform and our products, timing of such development, timing and results of clinical trials, level and timing of FDA regulatory clearance or review, market acceptance of our products, protection of our intellectual property, implementation of our strategic, operating and people initiatives, benefits to be derived from personnel and directors, ability to commercialize our products, our assumptions regarding cash flow from operations and cash on-hand, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure, implementation of marketing programs, our key agreements and strategic alliances, our ability to obtain additional capital as, and when, needed, and on acceptable terms and general economic conditions specific to our industry, any of which could impact sales, costs and expenses and/or planned strategies and timing.   Until we are able to generate sufficient liquidity from operations, if we are not able to raise sufficient additional capital, it could have a material adverse affect on our business, results of operations, liquidity and financial condition. We assume no obligation to, and do not currently intend to, update these forward-looking statements.

Overview

Significant highlights for the first quarter of 2011 were as follows:

Overview

In the first quarter of 2011 we continued our initiative to strengthen our financial position by decreasing spending. As part of these measures, in March 2011 we implemented a management expense reduction program pursuant to which we reduced the salaries of Vincent Renz, our Chief Executive Officer, Branislav Vajdic, our Fellow and Vice Chairman of the Board of Directors and Richard Brounstein, our Chief Financial Officer by an aggregate amount of $160,000.   As a result of these and other measures, we were able to reduce spending in the quarter ended March 31, 2011 to $853,000, representing a decrease of 45% as compared to the same period a year ago. While we our efforts to reduce spending have been largely successful to date, our sales continue to be small and we continue to require other sources of cash to support our operations.  To date, we have funded our operations through sales of equity securities and loans under credit facilities.  In October 2010 we reserved $1 million in Series D Convertible Preferred Stock.  In the first quarter of 2011, we issued 60 shares of Series D Convertible Preferred Stock and five-year warrants to purchase 60,000 shares of our common stock to Vincent Renz, our Chief Executive Officer, and Michael Hanson, an independent member of our board of directors for an aggregate purchase price  of $60,000. We also have a $1.5 million credit facility that is currently available and draw downs may occur through July 2011. In March 2011, we received a $300,000 advance under this credit facility. Borrowings under the new facility, along with a current outstanding $3.0 million line of credit, mature on September 30, 2011. See further discussions in the ‘Liquidity and Capital Resources’ section below.

Comparison of Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010

Selected results of operations for the three months ended March 31, 2011 and March 31, 2010 were as follows:

Financial Condition and Results of Operations

	Three months ended March 31,
	2011	2010
Revenue	$39,069	$49,041
Cost of sales	61,712	18,464
Gross profit	(22,643)	30,557

Operating expenses:
Selling, general and administrative	1,209,954	1,902,010
Depreciation	12,319	10,473
Research and development	724,618	888,074
Total operating expenses	1,946,891	2,800,557

Net loss from operations	(1,969,534)	(2,770,000)

Other income (expense)
Gain (loss) on change in fair value of warrant derivative liability and preferred stock derivative liability	358,224	(1,266,320)
Amortization of commitment fees	(682,971)	(240,125)
Other financing costs	(25,236)	(25,000)
Interest, net	(95,178)	(13,705)
Total other income (expense)	(445,161)	(1,545,150)

Net loss before income taxes	(2,414,695)	(4,315,150)

Provision for income taxes	-	-

Net loss attributable to common shareholders	$(2,414,695)	$(4,315,150)

Quarter ended March 31, 2011 and 2010

Comparison of the quarters ended March 31, 2011 and March 31, 2010 were as follows:

Revenues were $39,000 for the three months ended March 31, 2011 compared to $49,000 for the three months ended March 31, 2010. 2011 revenues were largely comprised of ECGs processed with QTinno in two studies for a Top 5 pharma. Further, a third study that had begun in the latter part of 2010 was temporarily halted, affecting revenue for the three months ended March 31, 2011. That study is scheduled to re-start in mid-2011. In 2010, revenues represented initial sales of software kits and related professional services to one of our customers who also signed a Master Services Agreement for the deployment of QTinno.

Gross profit was a loss of $23,000 or (58%) of revenue for the three months ended March 31, 2011. Cost of goods of $62,000 includes royalties on the two ECG studies that are based on the start of those studies. Corresponding revenue for the two studies is expected to be earned over several months.  In addition, cost of goods in the first quarter of 2011 included maintenance costs of our service center, labor costs associated with the services and depreciation of service center equipment (primarily servers) totaling $8,000.  For the three months ended March 31, 2010 gross profit was $31,000 or 62% of sales. 2010 cost of goods of $18,000 represented labor costs associated with the professional services and depreciation of service center equipment (primarily servers) totaling $8,000.

In June 2010, we implemented a succession plan designed to facilitate our continuing transition to a commercial enterprise, together with a company-wide expense management program that included salary reductions of up to 30%, similar reductions from our current external consultants and vendors, and limits on discretionary spending and we implemented further cash expense measures in March 2011.  These changes are the primary cause of the decreases in operating expenses as noted below. Net cash used in operating activities decreased 45% to $853,000 during the quarter ended March 31, 2011 from $1,538,000 during the quarter ended March 31, 2010.

Selling, general and administrative (“SG&A”) expenses decreased 37% to $1.2 million in the three months ended March 31, 2011, a decrease of $0.7 million from $1.9 million in the three months ended March 31, 2010. Stock based compensation represented $0.7 million of SG&A expenses in 2011, a decrease of $0.1 million from $0.8 million in 2010. The $0.5 million balance of 2011 SG&A expenses decreased $0.6 million from $1.1 million in 2010, primarily due to a $0.5 million decline in payroll and consulting expenses.  This decline was attributable to three primary factors: (1) the expense management program described below, (2) the non-renewal of two consulting contracts involving strategic and business development services, resulting in a savings of approximately $120,000 from a year ago, and (3) the curtailment of out of pocket investor relations programs, resulting in a savings of approximately $120,000 from a year ago. The following table sets forth the March 2011 salary reductions and option issuances to our executive officers, who now are receiving 50% of their initial salary in cash:

	Options granted	March 2011 salary reduction	Change in salary vs. employment agreement
Vincent Renz, Chief Executive Officer and member of the Board of Directors	350,000	$54,000	$135,000; 50%
Branislav Vajdic, Fellow and Vice Chairman of the Board of Directors	290,000	$58,000	$145,000; 50%
Richard Brounstein, Executive Vice President, Chief Financial Officer and Secretary	240,000	$48,000	$120,000; 50%

Totals	880,000	$160,000	$400,000

Research and development (“R&D”) expenses decreased 22% to $0.7 million in the three months ended March 31, 2011, a decrease of $0.2 million from $0.9 million in the three months ended March 31, 2010.  Stock based compensation represented $0.4 million of R&D expenses in both years. The $0.3 million balance of 2011 R&D expenses decreased $0.2 million from $0.5 million in 2010 primarily due to a reduction in consulting costs as we were developing the next generation of our telemedicine product, CardioBip, in 2010. There we no similar costs in 2011. The $0.3 million in 2011 focused on QTinno, as we continue working on patch releases, as well as a next generation release scheduled for the second quarter of 2011.

We have historically relied on the issuance of equity -based compensation, including options, share grants and restriction stock units (RSUs) to both our employees and outside consultants (non-employees) in exchange for services. Our management enters into equity compensation agreements with non-employees, if it is in our best interest, under terms and conditions consistent with the requirements of ASC 718-10. In order to conserve our limited operating capital resources, we anticipate equity -based compensation will continue to be a key element of employee and non-employee compensation during the next 12 months. The March 2011 expense management actions are intended to be of a longer term nature and use significant equity incentives in lieu of cash as more fully discussed in ‘Liquidity and Capital Resources’ below.

Gain (loss) on change in fair value of warrant derivative liability and preferred stock derivative liability is comprised of different elements during the quarters ended March 31, 2011 and 2010.  In the fourth quarter of 2010, we established a preferred stock derivative liability and warrant derivative liability related to the issuance of Series D Preferred stock with warrants. In 2010, we established both a warrant derivative liability and preferred stock derivative liability related to the 2009 Series C Preferred stock and related warrant financing. The Series C-related liabilities expired in September 2010. We also had warrants associated with credit facilities in both periods. We then marked the value of the liabilities outstanding at the end of the particular period to market quarterly, resulting in a non-cash net gain of $0.4 million in the quarter ended March 31, 2011 and a non-cash net loss of $1.3 million in the quarter ended March 31, 2010 due primarily to changes in the underlying fair value assumptions including market value of our common stock during the periods, the volatility rate and the remaining life of the instruments.

The amortization of commitment fees of $0.7 million in the quarter ended March 31, 2011 includes the non-cash cost of warrants issued in connection with our credit facilities and includes warrants subsequently issued as we drew down on the 2009 line during 2010.  We recognized $0.2 million of such fees a year ago.

We recognized interest expense of $95,000 in the quarter ended March 31, 2011 compared to $14,000 in the quarter ended March 31, 2010, primarily due to borrowings under our 12% credit facilities, which began in March 2010, offset by minor amounts of interest income on our cash balances.

Liquidity and Capital Resources

To date, we have funded our operations through sales of equity securities and loans under credit facilities.  In March and April of 2011, we completed the sale of our Series D Convertible Preferred Stock, which provided an additional $200,000 in cash.  We are also currently accessing a $1.5 million credit facility to fund our operations while we continue to explore strategic financing options.  In March 2011 we completed an initial draw down of $300,000 under this credit facility.  The second draw down of $300,000 was completed in May 2011, following an initial default by the lenders.  Borrowings under this facility, along with the current outstanding $3.0 million line of credit, mature on September 30, 2011.

As of March 31, 2011, we had $77,000 in cash and we currently have no commitments for any additional capital beyond the $900,000 remaining under the credit facility.  We require substantial additional financing to meet our working capital requirements and to complete development of and commercialize the next two solutions, CardioBip and my3KG.  We anticipate that we will need between $18 million and $21 million to develop and obtain FDA 510(k) clearance for the initial indications for these products and another $8 million to $12 million to achieve full commercialization. Actual expenses could exceed these estimates in the event the FDA considers that any of the two products requires clearance via the FDA PMA process or if we will be required to conduct larger clinical studies either for regulatory or for reimbursement approvals.  Any further disruptions in our ability to access the credit facility would materially and adversely impact our ability to continue our operations until such time, if ever, we were to obtain additional financing.  While we are exploring other sources of financing to meet our working capital requirements, there is no guarantee that such financing will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs.

With the volatility in the recent trading price of our common stock and in the U.S. financial markets, it could be difficult to obtain additional investments or financing, strategic or otherwise. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional capital is not available or is not available on acceptable terms, we will have to curtail our operations.

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

Accounting for Classifying Series C and D Preferred Stock

In September 2009, we issued shares of our Series C Convertible Preferred Stock which contained certain reset and possible redemption provisions that required it to be classified as a liability in the balance sheet at redemption value net of discounts. In the fourth quarter of 2010 and in 2011, we issued shares of our Series D Convertible Preferred Stock which contains certain reset provisions that require it to be classified as a liability in the balance sheet at redemption value net of discounts.

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

All the Series C Convertible Preferred Stock derivative features described above expired in September 2010 and, therefore, the Series C preferred stock and warrants has been reclassified to the equity section for balance sheet presentation.

Accounting for and Classifying Warrants

In September 2009, we issued warrants in connection with the issuance of our Series C Convertible Preferred Stock that contained certain reset provisions up to the first anniversary of date of the issuance. Therefore, in accordance with ASC 815-40, we reclassified the fair value of the warrant from equity to a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the warrant as an adjustment to current period operations. As noted above, the reset provisions expired in September 2010, and the warrant liability has been reclassified to the equity section for balance sheet presentation.

Beginning in March 2010 we issued warrants in conjunction with the monthly draw-downs under our 2009 credit facility and in July 2010 we also issued warrants as a commitment fee in conjunction with a new 2010 credit line arrangement.  These warrants contain certain reset provisions, which expire if we list on a national stock exchange. Therefore, in accordance with ASC 815-40, we classified the fair value of these warrants as a liability at the date of issuance.  Subsequent to the initial issuance date, we are required to adjust to fair value the warrant as an adjustment to current period operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the first fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In September 2010, the Company issued an aggregate of 250,000 shares of common stock for services rendered and to be rendered over the term of the agreement. 50% had vested as of December 31, 2010 and 25% of the shares vested in March 2011 based on milestones met. These shares were valued at $0.64 per share and were issued under a Board-approved stock plan exempt from the price reset provisions of the warrants issued in conjunction with the credit facilities. Vesting of the remainder of the shares will be determined with milestones met.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

In April 2011 the Company entered into a Supplement to the Securities Purchase Agreement of October 2010 with an accredited investor for the issuance and sale of an aggregate of 140 shares of the Company’s Series D Convertible Preferred stock for $140,000. The shares are convertible into 140,000 shares of the Company’s common stock, subject to certain adjustments, and automatic conversion, as provided in the Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock. In connection with the sale, the Company issued five-year, cashless warrants to purchase 140,000 shares of the Company’s common stock at an exercise price of $1.10 per share. The shares, underlying common shares and warrants are subject to SEC Rule 144.

In April 2011, in conjunction with the exercise of 134 shares of Series B Preferred Stock, the Company issued 134,000 shares of its common stock.

In May 2011, following an initial default by a lender in the credit facility, subsequently cured, the Company reinstated the commitment fee warrant for 250,000 shares that lapsed by its terms when the default period expired.

Item 6.	Exhibits.

Item 6.	Exhibits.
3.1(a)	Certificate of Incorporation, as amended (1)
3.1(b)	Certificate of Designation, Rights, Preferences and Limitations of Series B Convertible Preferred Stock filed December 1, 2008 (2)
3.1(c)	Amended and Restated Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock filed September 14 2009 (3)
3.1(d)	Certificate of Amendment of Certificate of Incorporation filed July 23, 2010 (12)
3.1(e)	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock filed October 1, 2010 (15)
3.2	Amended and Restated By-Laws (6)
4.1	Securities Purchase Agreement dated as of December 27, 2007 (4)
4.2	Amendment dated December 1, 2008 to Securities Purchase Agreement (2)
4.3	Put Agreement between the Registrant and Platinum-Montaur Life Sciences LLC dated December 1, 2008 (2)
4.4	Management Rights Agreement between the Registrant and Vision Capital Advantage Fund L.P. dated as of December 1, 2008 (2)
4.5	Amendment dated as of July 28, 2009 to Securities Purchase Agreement (5)
4.6	Amended and Restated Series A Common Stock Purchase Warrant (2)
4.7	Securities Purchase Agreement dated as of September 11, 2009 (3)
4.8	Form of Common Stock Purchase Warrant issued to purchasers of Series C Convertible Preferred Stock (3)
4.9	Form of Common Stock Purchase Warrant issued to the placement agent and the selected dealer in connection with the issuance of Series C Convertible Preferred Stock (3)
4.10	Securities Purchase Agreement dated as of October 1, 2010 (15)
4.11	Form of Common Stock Purchase Warrant issued to the placement agent and the selected dealer in connection with the issuance of Series D Convertible Preferred Stock (15)
4.12	December 20, 2010 Supplement to Securities Purchase Agreement dated as of October 1, 2010 (16)
10.1	Employment Agreement between the Registrant and Branislav Vajdic dated November 1, 2007 (1)
10.2	Employment Agreement between the Registrant and Richard Brounstein dated as of March 1, 2008 (6)
10.3	Consulting Agreement between the Registrant and E4 LLC dated as of September 13, 2007 (1)
10.4	Consulting Agreement between the Registrant and JFS Investments dated as of May 1, 2008 (1)
10.5	Consulting Agreement between the Registrant and First Montauk Securities Group dated as of July 27, 2009 (1)
10.6	Form of Master Services Agreement (13)
10.7	Employment Agreement between the Registrant and Vincent Renz dated as of August 18, 2008 (7)
10.8	Memoranda of Understanding dated June 14, 2010 amending the Employment Agreements of Branislav Vajdic and Vincent Renz (11)
10.9	Employment Agreement between the Registrant and Ihor Gussak dated July 30, 2008 (10)
10.10	Employment Agreement between the Registrant and Dorin Panescu dated October 20, 2008 (10)
10.11	2004 Equity Incentive Plan (8)
10.12	2009 Equity Compensation Plan (9)
10.13	Form of Restricted Stock Unit Grant Notice and Attachment (9)
10.14	Credit Facility Securities Purchase Agreement dated as of July 30, 2009 (5)
10.15	Amendment dated July 28, 2010 to Credit Facility Securities Purchase Agreement dated as of July 30, 2009 (12)
10.16	Credit Facility Securities Purchase Agreement dated as of July 28, 2010 (12)
10.17	Standard Office Lease between the Registrant and 2350 Mission Investors LLC dated February 6, 2008 (6)
10.18	Technology Assignment Agreement between the Registrant and Bosko Bojovic dated September 28, 2004 (1)
10.19	Settlement and Release Agreement between the Registrant and Samuel E. George, M.D. dated as of October 1, 2006 (1)
10.20	Form of Lock-Up Agreement (1)
14.1	Code of Ethics (14)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Charter of the Audit Committee of the Board of Directors (17)
99.2	Charter of the Compensation Committee of the Board of Directors (17)
99.3	Charter of the Governance Committee of the Board of Directors (17)
99.4	Charter of the Nominating Committee of the Board of Directors (17)

______________________________

* Filed herewith

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-149166) declared effective on August 29, 2008.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 3, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 18, 2009.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on January 4, 2008.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 30, 2009.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 21, 2008.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-149576) filed on March 7, 2008.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-160004) filed on June 19, 2009.

(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009.

(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on June 18, 2010.

(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on July 29, 2010.

(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on August 5, 2010

(14)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q/A for the period ended September 30, 2010.

(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 7, 2010.

(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2010.
(17)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

Date: May 12, 2011	By:	/s/Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer