Form 10-Q
period 2011-06-30
NewCardio, Inc.
filed 2011-08-16
CIK 1354942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q

(Mark One)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

     .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 15, 2011
Common Stock, $0.001 Par Value	32,563,356

NEWCARDIO, INC.

INDEX

PART I.

FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

NEWCARDIO, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$122,044	$584,974
Accounts receivable, trade	47,811	42,905
Prepaid expenses	16,972	32,303
Prepaid commitment fees	550,910	1,958,654
Total current assets	737,737	2,618,836

Property, plant and equipment, net of accumulated depreciation of $200,067 and $158,950 as of June 30, 2011 and December 31, 2010, respectively	116,843	156,261

Other assets:
Patent costs, net	81,431	55,357
Deposits	22,600	22,600
Total other assets	104,031	77,957

	$958,611	$2,853,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$918,705	$618,413
Unearned revenue	1,000	1,500
Line of credit, $2,200,000 and $1,900,000 to a related party as of June 30, 2011 and December 31, 2010, respectively	3,900,000	3,000,000
Total current liabilities	4,819,705	3,619,913

Warrant derivative liability	336,443	2,141,871
Preferred stock derivative liability	9,052	250,863
Long term liabilities	345,495	2,392,734

Total liabilities	5,165,200	6,012,647

Temporary equity:
Preferred shares subject to liability conversion	-	-

Permanent equity:
Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 12,116 and 12,250 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	12	12
Preferred stock Series C, $0.001 par value; 7,000 shares designated; 2,295 shares issued and outstanding as of June 30, 2011 and December 31, 2010	2	2
Preferred stock Series D, $0.001 par value; 1,000 shares designated; 1,000 and 800 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	1	1
Common stock, $0.001 par value, 500,000,000 shares authorized; 32,556,576 and 30,688,902 shares issued as of June 30, 2011 and December 31, 2010, respectively; 32,494,076 and 30,563,902 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	32,557	30,689
Additional paid in capital	41,537,281	39,236,320
Deficit	(45,776,442)	(42,426,617)
Total stockholders' deficit	(4,206,589)	(3,159,593)

	$958,611	$2,853,054

See the accompanying notes to these unaudited condensed consolidated financial statements.

NEWCARDIO, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$101,559	$21,077	$140,628	$70,118
Cost of sales	35,933	44,823	97,645	63,307
Gross profit (loss)	65,626	(23,746)	42,983	6,811

Operating expenses:
Selling, general and administrative	1,095,513	1,645,112	2,305,467	3,547,122
Depreciation	11,927	11,496	24,246	21,969
Research and development	692,568	1,037,614	1,417,186	1,925,688
Total operating expenses	1,800,008	2,694,222	3,746,899	5,494,779

Net loss from operations	(1,734,382)	(2,717,968)	(3,703,916)	(5,487,968)

Other income (expense)
Gain on change in fair value of warrant derivative liability and preferred stock derivative liability	1,726,046	1,880,553	2,084,270	614,233
Amortization of commitment fees	(742,531)	(541,318)	(1,425,502)	(781,443)
Other financing costs	(75,202)	(60,000)	(100,438)	(85,000)
Interest, net	(109,061)	(27,408)	(204,239)	(41,113)
Total other income (expense):	799,252	1,251,826	354,091	(293,323)

Net loss before income taxes	(935,130)	(1,466,141)	(3,349,825)	(5,781,291)

Provision for income taxes	-	-	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(935,130)	$(1,466,141)	$(3,349,825)	$(5,781,291)

Net (loss) per share-basic and fully diluted	$(0.03)	$(0.05)	$(0.11)	$(0.21)

Weighted average number of shares-basic and fully diluted	32,227,739	28,495,245	31,488,868	27,418,543

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss for the period	$(3,349,825)	$(5,781,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,117	38,745
Amortization of commitment fees	1,425,502	781,443
Common stock issued for services rendered	104,408	119,122
Fair value of options issued for services rendered	1,799,763	1,739,291
Fair value of warrants issued as compensation for services	17,677	112,766
Fair value of restricted stock units issued for services rendered	199,846	476,282
Change in fair value of warrants derivative liability and preferred stock derivative liability	(2,084,270)	(614,233)
(Increase) decrease in:
Accounts receivable	(4,906)	(39,628)
Prepaid expenses	15,331	(46,828)
Increase (decrease) in:
Unearned revenue	(500)	9,450
Accounts payable and accrued liabilities	300,292	174,807
Net cash (used in) operating activities	(1,535,565)	(3,030,074)

Cash flows from investing activities:
Purchase of property plant and equipment	(1,699)	(21,051)
Payment of patent costs	(26,074)	(10,714)
Proceeds from short term investments	-	25,010
Net cash (used in) investing activities	(27,773)	(6,755)

Cash flows from financing activities:
Proceeds from line of credit	900,000	1,816,667
Proceeds from exercise of common stock options	408	645
Proceeds from exercise of common stock warrants	-	14,000
Proceeds from sale of Series D preferred stock	200,000	-
Net cash provided by financing activities	1,100,408	1,831,312

Net (decrease) in cash and cash equivalents	(462,930)	(1,205,517)
Cash and cash equivalents at beginning of period	584,974	1,386,007

Cash and cash equivalents at end of period	$122,044	$180,490

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non cash financing activities:
Fair value of warrants issued with redeemable preferred stock	$-	$1,647,771
Fair value of warrants issued as compensation for financing	$17,759	$1,953,228

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the six month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010  financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

As of June 30, 2011 and December 31, 2010, two customers represented 64% and 36% of the Company’s accounts receivable and two customers represented 60% and 40% of the Company’s accounts receivable, respectively.

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of June 30, 2011 and December 31, 2010, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Long-Lived Assets

The Company follows Accounting Standards Codification 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

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

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 51,180,936 and 59,654,922 for the six months ended June 30, 2011 and 2010, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.  (See note 8)

As of June 30, 2011, there were outstanding stock options to purchase 11,929,252 shares of common stock, 7,405,641 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended June 30, 2011  included 67% and 33% of the Company’s total revenues from two customers; for the three months ended June 30, 2010, 58% and 42% of the Company’s total revenues was from two customers.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The Company’s revenues earned from sale of products and services for the six months ended June 30, 2011  included 72% and 26% of the Company’s total revenues from two customers; for the six months ended June 30, 2010, 85% and 15% of the Company’s total revenues was from two customers.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $692,568 and $1,417,186 for the three and six month periods ended June 30, 2011 and  $1,037,614 and $1,925,688 for the three and six month period ended June 30, 2010.

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

Recent Accounting Pronouncements

There are various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during six months ended June 30, 2011, the Company incurred net losses attributable to common shareholders of $3,349,825 and used $1,535,565 in cash for operating activities during six months ended June 30, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective July 30, 2009, a greater than 5% shareholder of the Company who also has current representation rights with respect to the Board of Directors entered into a credit facility that the Company utilized in 2010, borrowing $1,900,000 from this investor as of June 30, 2011. On July 29, 2010, the Company entered into a new credit facility that is available in 2011 and this investor committed $500,000 of this facility, of which $300,000 was drawn down during the six months ended June 30, 2011.  Both the debt and accrued interest are due and payable September 30, 2011. At June 30, 2011 the Company owes this investor $260,550 in accrued interest.   Interest expense in the three and six months ended June 30, 2011 was $63,800 and $121,533 compared to $25,967 and $28,183 in the three and six months ended June 30, 2010. (See note 4)

The Company has issued a total of 2.6 million warrants in association with both credit facilities and also the draw-downs under the July 2009 facility and these are being amortized as commitment fees over the life of the facilities (i.e. the months in which we can borrow under the facilities) and over the life of the debt (in regards to the draw-down warrants.)

The warrants were valued using Black Scholes and the cost amortized as a commitment fee as follows:

			Three months ended June 30, 2011	Three months ended June 30, 2010
	# of warrants	Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	475,000	$592,680	$-	$132,258
2010 draw-down warrants	1,900,002	$1,779,403	$307,191	$215,889
2010 commitment fee	250,000	$165,128	$73,308	$-
Totals	2,625,002	$2,537,211	$380,499	$348,147

			Six months ended June 30, 2011	Six months ended June 30, 2010
	# of warrants	Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	475,000	$592,680	$-	$264,516
2010 draw-down warrants	1,900,002	$1,779,403	$611,007	$235,710
2010 commitment fee	250,000	$165,128	$140,172	$-
Totals	2,625,002	$2,537,211	$751,179	$500,226

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 4 – CREDIT FACILITIES

On July 30, 2009, the Company entered into a $3 million credit line arrangement (the “Credit Line”), pursuant to a Securities Purchase Agreement (the “SPA”), with purchasers signatory to the SPA, pursuant to which the purchasers will purchase 12% Secured Revolving Debentures Due September 30, 2011, as amended. In connection therewith, the Company issued 750,000 five-year common stock purchase warrants as commitment warrants with an exercise price of $0.01 per share. Subsequently the Company issued a total of 3,000,006 five-year common stock purchase warrants with an exercise price of $0.85 per share as of June 30, 2011, for the monies advanced under the Credit Line, (the “Draw-down Warrants”). The Draw-down Warrants have full-ratchet price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) for future issuances of equity securities by the Company (subject to certain specific exceptions.) The warrants have cashless exercise provisions and the Draw-down Warrants are subject to forced cashless exercise in the event that the Company’s common stock is trading at three times the VWAP for the 20 trading days prior to conversion of the warrants.  All interest under the Debentures is accruing and is payable upon maturity.

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

During the year ended December 31, 2010, the Company borrowed an aggregate of $3,000,000 from the credit line.  As described above, the Company issued 3,000,006 Draw-down Warrants with exercise prices from $0.85 to $1.45 per share for five years with all warrants subsequently reset to $0.85 per share. The fair value of the warrants was determined using the Black Scholes Option Pricing Model and amortized ratably to operations over the life of the borrowing.  Assumptions for the fair value determination were as follows: Dividend yield: 0%; Volatility: 103.84% to 136.30%; Expected life: 5 years; Risk free rate: 1.19% to 2.62%.

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

The warrants, valued using the Black Scholes assumptions above, and the costs amortized as a commitment fee are as follows:

			Three months ended June 30, 2011	Three months ended June 30, 2010
	June 30, 2011 # of warrants	June 30, 2011 Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	750,000	$935,860	$-	$208,829
2010 draw-down warrants	3,000,006	$2,807,240	$487,740	$332,490
2010 commitment fee	750,000	$513,193	$254,792	$-
Totals	4,500,006	$4,256,293	$742,532	$541,319

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

			Six months ended June 30, 2011	Six months ended June 30, 2010
	June 30, 2011 # of warrants	June 30, 2011 Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	750,000	$935,860	$-	$417,657
2010 draw-down warrants	3,000,006	$2,807,240	$970,120	$363,786
2010 commitment fee	750,000	$513,193	$455,382	$-
Totals	4,500,006	$4,256,293	$1,425,502	$781,443

No additional warrants are issuable as the Company draws down on the new credit line arrangement. All interest under the Debentures is accrued interest and is payable upon maturity on September 30, 2011.  Draws under this arrangement are subject to certain conditions as defined in the agreement and the advances hereunder would confer certain rights to the purchasers with regard to the Company’s board of directors. As of June 30, 2011 the lenders have not exercised this right.

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

Both Credit Lines are provided by three stockholders of the Company, one of which has representation rights with respect to the Board of Directors. (See note 3)

During the six months ended June 30, 2011, the Company canceled 250,000 warrants previously issued under the 2010 commitment fees due to a default of one of the lenders and accordingly wrote off the remaining amortization (included in table above).  Subsequent to the cancelation, the Company re-issued 250,000 replacement warrants once the default conditions were cleared under the same remaining terms and conditions of the previous canceled warrants.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield: $-0-, volatility: 75.44%, expected life: 4.24years and risk free rate: 2.50%.

During the six months ended June 30, 2011, the Company Draw-down totaled an aggregate of $500,000 from the new credit line arrangement.

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

The Company estimated the fair value at date of issue of the warrants issued in connection with the issuance of the Series C preferred stock to be $2,052,181 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.41%, expected volatility of 131.04%, and expected warrant life of two years. Since the warrants have reset provisions for the first year, pursuant to ASC 815-40, the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability in the amount of $2,052,181 and a reduction in value of the Series C preferred stock. Until conversion and expiration of the reset provisions of the warrants, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date. The Company adjusted the recorded fair values of the warrants to market resulting in a non-cash, non-operating loss of $0 and $70,571 for the six months ended June 30, 2011 and 2010, respectively.

As the warrant reset provisions expired in September 2010, the initial allocated fair value of the warrants of $1,483,201 are included in ‘Permanent Equity’ in the Condensed Consolidated Balance Sheets and charged to current period operations.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

In connection with the Credit Lines

The Company issued (1) warrants in conjunction with the monthly Draw-downs under the Credit Line and (2) warrants as a commitment fee in conjunction with the new $1.5 million credit line arrangement.  These warrants contain certain reset provisions, which expire if the Company lists on a National stock exchange such as NASDAQ. Therefore, in accordance with ASC 815-40, the Company classifies the fair value of these warrants as a derivative liability at the date of issuance.  Subsequent to the initial issuance date, changes in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. (See note 4).

The fair values of all above described warrants of $336,443 at June 30, 2011 were determined using the Black Scholes Option Pricing Model with the following assumptions: Dividend yield: 0%; Volatility: 85.81%; Expected life: 3.7 to 4.1 years and Risk free rate: 0.85% to 1.80%.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

The Company adjusted the recorded fair values of the warrants to market resulting in a non-operating gain of $1,521,880 and $1,823,186 for the three and six months ended June 30, 2011 and a non-operating gain of $1,880,553 and $614,233 for the three and six month periods ended June 30, 2010, respectively.

NOTE 6 – PREFERRED STOCK DERIVATIVE LIABILITY

In connection with Series C preferred stock

The Series C preferred stock contained certain reset provisions related to common stock conversion during the first anniversary of date of the issuance and therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision was $1,647,771 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.39%, expected volatility of 131.04%, and expected life of one year. Pursuant to ASC 815-40, the Company recorded the fair value of the reset provision as a preferred stock derivative liability. The net value of the reset provision at the date of issuance was recorded as a preferred stock derivative liability in the amount of $1,647,771 and a reduction in value of the Series C preferred stock. Until expiration of the reset provisions of the Series C preferred stock, changes in fair value were recorded as non-cash, non-operating income or expense at each reporting date. The Company adjusted the recorded fair values of the warrants to market resulting in a non-cash, non-operating gain of $0 and $134,361 for the six months ended June 30, 2011 and 2010, respectively. (See note 7)

As the reset provision contained in the Series C preferred stock expired in September 2010, the initial allocated fair value of the reset provisions of $1,190,916 is included in ‘Permanent Equity’ in the Condensed Consolidated Balance Sheets and charged to current period operations.

In connection with Series D preferred stock

The Series D preferred stock contains certain reset provisions related to common stock conversion subject to subsequent equity financing, therefore in accordance with ASC 815-40, the Company determined the initial allocated fair value of the reset provision using the Binomial Lattice formula at the dates of issuance assuming no dividends, a risk-free interest rate of 0.25%-0.30%, expected volatility of 73.15%-103.23%, and expected life of one year was $211,753 through June 30, 2011. Pursuant to ASC 815-40, the Company reclassified the initial allocated fair value of the reset provision as a reset derivative liability. The net value of the reset provision at the dates of issuance was recorded as a reset derivative liability and a reduction in value of the Series D preferred stock.

The fair value of the described reset provision of $9,052 at June 30, 2011, determined using the Binomial Lattice Model assuming: Dividend yield: 0%; Volatility: 85.81%; and Risk free rate: 0.20%.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

The Company adjusted the recorded fair value of the preferred stock derivative liability to market resulting in non-cash, non-operating gain of $186,407 and $261,084 for the three and six months ended June 30, 2011.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

During the year ended December 31, 2010 and the six months ended June 30, 2011, 4,185 and 134 shares of Series B preferred stock was converted into 4,185,000 and 134,000 shares of the Company's common stock, respectively. As of June 30, 2011 and December 31, 2010, 12,116 and 12,250 shares of Series B preferred stock were issued and outstanding, respectively.

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

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

During the year ended December 31, 2010 and the six months ended June 30, 2011, 625 and 0 shares of Series C preferred stock was converted into 625,000 and 0 shares of the Company's common stock, respectively. As of June 30, 2011 and December 31, 2010, 2,295 shares of Series C preferred stock were issued and outstanding.

Series D - Preferred stock

In September 2010, the Board of Directors authorized the issuance of up to 1,000 shares of 0% convertible non-voting preferred stock (the “Series D preferred stock”)

The Company issued an aggregate of 800 shares of preferred stock during the year ended December 31, 2010 to accredited investors and additional 200 shares during the six months ended June 30, 2011, including 60 shares to an officer and a director of the Company. Each share was sold for $1,000 per share. Each share of Series D preferred stock is convertible, at any time at the option of the holder, into 1,000 shares of common stock (for a total of 1,000,000 shares of common stock or the equivalent of $1.00 per common share.)

In connection with the issuance of the Series D preferred stock, the Company issued an aggregate of 1,000,000 warrants to purchase the Company's common stock at $1.10 per share for five years from the date of issuance.

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

The proceeds from the financing were allocated among two types of financial instruments described below. These terms include:

Dilutive issuance: (see the ‘Preferred stock derivative’ liability in the Condensed Consolidated Balance Sheets). Each share of Series D preferred stock share shall be convertible, at any time, at the option of the holder into 1,000 shares of common stock.  The Series D preferred stock automatically converts to the Company's common stock with the closing of an equity-based financing of not less than $1 million at a conversion ratio of the lesser of 1,000 shares of common stock for one share of Series D preferred stock or a ratio based on the per share purchase price for the common stock to be issued with subsequent equity financing. (See also note 10.)

Warrant: In connection with the issuance of each share Series D preferred stock, the Company issued 1,000 warrants to purchase the Company’s common stock at $1.10 per share for five years.

In accordance with ASC 815-40, the Company was required to bifurcate the fair value of the reset provision from the host contract and mark to market the reset provision each reporting period.

The initial allocated fair value of the reset provision at the date of issuance was recorded as a preferred stock derivative liability in the amount of $211,753 and a reduction in value of the Series D preferred stock.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Common Stock

In September 2010, the Company issued an aggregate of 250,000 shares of common stock for consulting services rendered and to be rendered over the term of the agreement. The valuations of common stock issued for services were based upon the fair value of the common stock. As of June 30, 2011 75% of the shares were earned (i.e. were released); valued at $0.64 per share. The remainder of the shares will be determined with milestones met and are considered issued and not outstanding at June 30, 2011.

NOTE 8 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2011:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.01	750,000	3.08	$0.01	750,000	$0.01
0.85	3,000,006	3.90	0.85	3,000,006	0.85
0.95	120,842	1.51	0.95	120,842	0.95
0.96	203,385	1.00	0.96	203,385	0.96
1.00	921,000	3.91	1.00	921,000	1.00
1.10	1,250,000	4.06	1.10	1,187,500	1.10
1.14	5,178,948	1.51	1.14	5,178,948	1.14
1.15	162,709	1.00	1.15	162,709	1.15
1.20	2,920,000	3.20	1.20	2,920,000	1.20
1.50	350,000	2.70	1.50	350,000	1.50
Total	14,856,890	2.77		14,794,390

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009	11,247,083	$1.08
Issued	5,000,006	0.94
Exercised	(915,199)	0.10
Canceled or expired	(50,000)	0.10
Outstanding at December 31, 2010	15,281,890	1.10
Issued	450,000	1.04
Expired	(625,000)	(2.90)
Canceled	(250,000)	(1.00)
Outstanding at June 30, 2011	14,856,890	$1.03

During the six months ended June 30, 2011, the warrants totaling 200,000 were issued in connection with the sale of Series D preferred stock.  The warrants are exercisable for five years from the date of issuance at an exercise price of $1.10 per share.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

During the six months ended June 30, 2011, the Company canceled 250,000 warrants previously issued under the 2010 commitment fees due to a default of one of the lenders and accordingly recognized as expense the remaining amortization (included in table above). Subsequent to the cancelation, the Company re-issued 250,000 replacement warrants once the default conditions were cleared under the same remaining terms and conditions of the previous canceled warrants.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield: $-0-, volatility: 75.44%, expected life: 4.24years and risk free rate: 2.50%.

Stock plans

The 2004 Equity Incentive Plan, initially established by NewCardio Technologies, Inc., was adopted by the Company in 2007, as amended, and 10.3 million shares were registered on SEC Form S-8 in the first quarter of 2008. At June 30, 2011 there are approximately 0.5 million shares available for grant.

The 2009 Equity Compensation Plan approved by the Board of Directors on April 15, 2009 and registered on SEC Form S-8 in June 2009, reserved 8.0 million shares of the Corporation’s common stock for the Plan, plus a number of shares annually as of April 15th of each year as initially equal to ten (10%) percent of the issued and outstanding common stock, on a fully diluted basis and effective April 15, 2011 a number equal to 10% of the then outstanding stock on a fully diluted basis (including warrants, options, RSUs, and Convertible Securities) but not less than 1 million over last year’s reserve. At June 30, 2011, the total reserve is approximately 13.6 million shares; approximately 8.5 million shares are available for grant.

The 2010 Restricted Equity Compensation Plan approved by the Board of Directors on September 13, 2010 reserved 1 million shares of the Corporation’s common stock for the Plan. At June 30, 2011, there are 750,000 shares available for grant.

The Company granted equity based compensation over the years under these equity plans.  The Company granted non-qualified stock options to purchase 2,402,398 and 1,100,000 shares of common stock during the six months ended June 30, 2011 and 2010, respectively, under the 2004 Equity Incentive Plan and the 2009 Equity Compensation Plan as well as -0- and 116,614 restricted stock units during the six months ended June 30, 2011 and 2010, respectively, under the 2009 Equity Compensation Plan. The Company granted no restricted shares during the six months ended June 30, 2011 and 2010 under the 2010 Restricted Equity Compensation Plan.

Non Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	309,417	6.15	$0.01	128,625	$0.01
0.02	165,826	4.96	0.02	165,826	0.02
0.22	768,611	6.61	0.22	759,236	0.22
0.77	100,000	9.25	0.77	18,750	0.77
0.80	429,000	7.12	0.80	302,379	0.80
0.85	100,000	9.74	0.85	6,250	-
0.90	3,000	9.06	0.90	689	0.90
1.16	25,000	7.08	1.16	11,461	1.16
2.25	150,000	6.68	2.25	121,875	2.25
Total	2,050,854	6.91		1,515,091

Transactions involving stock options issued to non employees are summarized as follows:

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	1,405,144	$1.10
Granted	203,000	0.40
Employment status change	735,000	0.22
Exercised	(85,385)	(0.14)
Expired	(400,000)	(2.00)
Outstanding December 31, 2010	1,857,759	0.52
Granted	209,000	0.41
Exercised	(15,905)	(0.01)
Expired	-	-
Outstanding, June 30, 2011	2,050,854	$0.51

During the six months  ended June 30, 2011,  the Company granted an aggregate of 209,000 non employee stock options in connection services rendered at the exercise prices from $0.01 to $0.85.

The fair values of the vesting non employee options for the six months ended June 30, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 74.02% to 85.81%; and Risk free rate: 1.80%  to  3.47%.

The fair value of all non employee options vesting during the three and six months ended June 30, 2011 of $13,844 and $55,733, respectively, was charged to current period operations.

The fair value of all non-employee options vesting during the three and six  months ended June 30, 2010 of $49,447 and $110,380, respectively was charged to current period operations.

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	2.54	$0.001	100,000	$0.001
0.01	1,778,214	8.74	0.01	497,381	0.01
0.02	880,000	5.69	0.02	880,000	0.02
0.22	1,000,000	6.40	0.22	1,000,000	0.22
0.36	200,000	9.97
0.69	105,000	9.36	0.69	67,500	0.69
0.77	100,000	8.80	0.77	27,083	-
0.78	40,000	8.38	0.78	15,833	0.78
0.80	4,090,000	7.07	0.80	3,004,593	0.80
0.81	185,184	9.51	0.81	23,148	9.76
0.83	120,000	9.50	0.83	-	-
0.85	330,000	9.74	0.85	-	-
0.98	500,000	8.96	0.98	125,000	-
1.32	450,000	8.90	1.32	150,012	1.32
Total	9,878,398	7.58		5,890,550

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

  Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	7,365,000	$0.53
Granted	1,275,000	1.06
Employment status change	(735,000)	(0.22)
Exercised	-	-
Forfeitures	(101,256)	(0.80)
Outstanding at December 31, 2010	7,803,744	0.63
Granted	2,193,398	0.24
Exercised	(92,500)	(0.80)
Forfeitures	(26,244)	(0.80)
Outstanding at June 30, 2011:	9,878,398	$0.54

During the six months ended June 30, 2011, the Company granted an aggregate of 2,193,398 stock options with an exercise prices of $0.01 to $0.85. The fair values were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 72.17% to 91.09%; and Risk free rate: 2.94% to 3.58%.

The fair value of all employee options vesting in the three and six months ended June 30, 2011 of $950,405 and $1,744,030, respectively, was charged to current period operations.

The fair value of all employee options vesting in the three and six months ended June 30, 2010 of $828,820 and $1,628,912, respectively, was charged to current period operations.

Restrictive Stock Units (“RSUs”)

The Company has issued RSUs to certain employees and non employees under the 2009 Equity Compensation Plan.  RSUs issued to date vest in up to 24 months with certain acceleration clauses, as defined by the 2009 Equity Compensation Plan.

Employees

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	1,470,000	$0.80
Granted	116,614	1.32
Exercised	(18,183)	(1.32
Forfeitures	(65,810)	(0.81)
Outstanding at December 31, 2010	1,502,621	0.83
Granted	-	-
Exercised	(1,453,812)	(0.82)
Forfeitures	-
Outstanding at June 30, 2011:	48,809	$1.32

The fair value of all employees RSUs vesting three and six months ended June 30, 2011 of $46,833 and $187,333, respectively, was charged to current period operations.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

The fair value of all employees RSUs vesting three and six months ended June 30, 2010 of $147,000 and  $447,930, respectively, was charged to current period operations.

Non employees

Transactions involving non employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	105,000	$0.80
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2010:	105,000	0.80
Granted	-	-
Exercised	(105,000)	-
Outstanding at June 30, 2011:	-	$-

The fair value of all non employees RSUs vesting during the three and six months ended June 30, 2011 of $1,094 and $12,513 respectively was charged to current period operations. The fair value of all non employees RSUs vesting during the three and six months ended June 30, 2010 of $13,125 and $28,350 respectively was charged to current period operations.

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

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of June 30, 2011:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Preferred stock derivative	$(9,052)	$-	$-	$(9,052)
Warrant derivative	$(336,443)	$-	$-	$(336,443)
Total	$(345,495)	$-	$-	$(345,495)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of the fair value of issued warrants with reset provisions and the Series D preferred stock with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of June 30, 2011:

Six Months Ended June 30, 2011:
	Warrant derivative liability	Preferred stock derivative liability
Balance, December 31, 2010	$2,141,871	$250,863

Series D preferred stock issuances during the six months ending June 30, 2011		19,273
Warrants issued in connection with credit facility	17,758
Mark-to-market at June 30, 2011:
- - Series D preferred stock derivative liability		(261,084
- Warrants issued with Credit Facility Draw-downs and the new $1.5 million credit facility	(1,823,186)
Transfers in and/or out of Level 3	-	-

Balance, June 30, 2011	$336,443	$9,052

Total gain for the period included in earnings relating to the liabilities held at June 30, 2011 of $2,084,270	$1,823,186	$261,084

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

Overview

Significant highlights for the second quarter of 2011 were as follows:

Overview

In the second quarter of 2011 we continued to limit discretionary spending as we focus on completing a financing that would allow us to advance our solutions currently under development, primarily CardioBip, our telemedicine device. Together with the longer term payroll reductions implemented in March, our operating expenses decreased 54% from a year ago. While  our efforts to reduce spending have been significant to date, our sales continue to be small and we continue to require other sources of cash to support our operations.  We performed three studies during this quarter using QTinno, and while we continue to get interest for new studies, the market for early stage cardiac safety studies remains low at this time.

To date, we have funded our operations through sales of equity securities and loans under credit facilities.  We have a $1.5 million credit facility that is currently available.  During this second quarter of 2011 we received a $600,000 in advances under this credit facility and $600,000 is available under the line as of June 30, 2011. Borrowings under this facility, along with a current outstanding $3.0 million loan from the 2009 facility, mature on September 30, 2011. While we are exploring other sources of financing to meet our working capital requirements, there is no guarantee that such financing will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. See further discussions in the ‘Liquidity and Capital Resources’ section below.

In connection with our corporate governance practices, our board of directors periodically rotates the position of Chairman of the Board.  In June 2011, Dr. Patrick Maguire, a member of the Board, assumed the role of Chairman, a position that has been held since March 2008 by Dr. Mark Kroll.  Dr. Kroll continues to serve as a member of the Board.

 Comparison of Results of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010

Selected results of operations for the three and six months ended June 30, 2011 and June 30, 2010 were as follows:

Financial Condition and Results of Operations

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue	$101,559	$21,077	$140,628	$70,118
Cost of sales	35,933	44,823	97,645	63,307
Gross profit (loss)	65,626	(23,746)	42,983	6,811

Operating expenses:
Selling, general and administrative	1,095,513	1,645,112	2,305,467	3,547,122
Depreciation	11,927	11,496	24,246	21,969
Research and development	692,568	1,037,614	1,417,186	1,925,688
Total operating expenses	1,800,008	2,694,222	3,746,899	5,494,779

Net loss from operations	(1,734,382)	(2,717,968)	(3,703,916)	(5,487,968)

Other income (expense)
Gain on change in fair value of warrant derivative liability and preferred stock derivative liability	1,726,046	1,880,553	2,084,270	614,233
Amortization of commitment fees	(742,531)	(541,318)	(1,425,502)	(781,443)
Other financing costs	(75,202)	(60,000)	(100,438)	(85,000)
Interest, net	(109,061)	(27,408)	(204,239)	(41,113)
Total other income (expense):	799,252	1,251,826	354,091	(293,323)

Net loss before income taxes	(935,130)	(1,466,141)	(3,349,825)	(5,781,291)

Provision for income taxes	-	-	-	-

Net loss attributable to common shareholders	$(935,130)	$(1,466,141)	$(3,349,825)	$(5,781,291)

Quarter ended June 30, 2011 and 2010

Comparison of the quarters ended June 30, 2011 and June 30, 2010 were as follows:

Revenues were $102,000 for the three months ended June 30, 2011 compared to $21,000 for the three months ended June 30, 2010, an increase of $81,000 or 386% from the quarter ended June 30, 2010. 2011 revenues were largely comprised of ECGs processed using QTinno. In 2010, revenues represented initial sales of software kits and related professional services to one of our customers who also signed a Master Services Agreement for the deployment of QTinno.

Gross profit was $66,000 for a margin of 65% for the three months ended June 30, 2011 compared to a loss of $24,000 and a negative margin of 114% for the three months ended June 30, 2010. Cost of goods of $36,000 for the three months ended June 30, 2011 and $44,000 for the three months ended June 30, 2010 includes maintenance costs of our service center, labor costs associated with the services and depreciation of service center equipment (primarily servers) totaling $8,000, with labor costs associated with the professional services higher in 2010 due to additional service revenue a year ago.

In June 2010, we implemented a succession plan designed to facilitate our continuing transition to a commercial enterprise, together with a company-wide expense management program that included salary reductions of up to 30%, similar reductions from our current external consultants and vendors, and limits on discretionary spending and we implemented further cash expense measures in March 2011.  These changes are the primary cause of the decreases in operating expenses as noted below. Net cash used in operating activities decreased 54% to $683,000 during the quarter ended June 30, 2011 from $1,492,000 during the quarter ended June 30, 2010.

The following table sets forth the March 2011 salary reductions and option issuances to our executive officers, who, as a result of these actions, received 50% of their initial salary in cash during the quarter-ended June 30, 2011:

	Options granted	March 2011 salary reduction	Change in salary vs. employment agreement
Vincent Renz, Chief Executive Officer, member of the Board of Directors	350,000	$54,000	$135,000; 50%
Branislav Vajdic, Fellow, Vice Chairman of the Board of Directors	290,000	$58,000	$145,000; 50%
Richard Brounstein, Executive Vice President, Chief Financial Officer, Secretary	240,000	$48,000	$120,000; 50%

Totals	880,000	$160,000	$400,000

Selling, general and administrative (“SG&A”) expenses decreased 33% to $1,095,000 in the three months ended June 30, 2011, a decrease of $550,000 from $1,645,000 in the three months ended June 30, 2010. Stock based compensation represented $650,000 of SG&A expenses in 2011, a decrease of $161,000 from $811,000 in 2010. The $445,000 balance of 2011 SG&A expenses decreased $389,000 from $834,000 in 2010, primarily due to a $360,000 decline in payroll and consulting expenses.  This decline was attributable to three primary factors: (1) the expense management program, (2) the non-renewal of two consulting contracts involving strategic and business development services, resulting in a savings of approximately $120,000 from a year ago, and (3) the reduction in out of pocket investor relations programs, resulting in a savings of approximately $120,000 from a year ago.

Research and development (“R&D”) expenses decreased 33% to $693,000 in the three months ended June 30, 2011, a decrease of $345,000 from $1,038,000 in the three months ended June 30, 2010.  Stock based compensation represented $382,000 of R&D expenses in 2011, a decrease of $183,000 from $565,000 in 2010.The $311,000 balance of 2011 R&D expenses decreased $162,000 from $473,000 in 2010 primarily due to a reduction in consulting costs as we were developing the next generation of our telemedicine product, CardioBip, in 2010 that we demonstrated in a major trade show last May. There we no similar costs in 2011; plans are largely on hold pending the strategic financing discussed in the Liquidity section below. The $311,000, while continuing limited work on CardioBip and early research on my3KG in 2011, focused largely on QTinno as we largely wrapped up the next generation of this product.

We have historically relied on the issuance of equity-based compensation, including options, share grants and restriction stock units (RSUs) to both our employees and outside consultants (non-employees) in exchange for services. Our management enters into equity compensation agreements with non-employees, if it is in our best interest, under terms and conditions consistent with the requirements of ASC 718-10. In order to conserve our limited operating capital resources, we anticipate equity-based compensation will continue to be a key element of employee and non-employee compensation during the next 12 months.

Gain on change in fair value of warrant derivative liability and preferred stock derivative liability is comprised of different elements during the quarters ended June 30, 2011 and 2010.  In the fourth quarter of 2010, we established a preferred stock derivative liability and warrant derivative liability related to the issuance of Series D Preferred stock with warrants. In 2010, we established both a warrant derivative liability and preferred stock derivative liability related to the 2009 Series C Preferred stock and related warrant financing. The Series C-related liabilities expired in September 2010. We also had warrants associated with credit facilities in both periods. We then marked the value of the liabilities outstanding at the end of the particular period to market quarterly, resulting in a non-cash net gain of $1,726,000 in the quarter ended June 30, 2011 and $1,881,000 in the quarter ended June 30, 2010 due primarily to changes in the underlying fair value assumptions including market value of our common stock during the periods, the volatility rate and the remaining life of the instruments.

The amortization of commitment fees of $743,000 in the quarter ended June 30, 2011 includes the non-cash cost of warrants issued in connection with our credit facilities and includes warrants subsequently issued as we drew down on the 2009 line during 2010.  There are no warrants associated with the 2011 draw downs. We recognized $541,000 of such fees a year ago. Other financing costs include related legal and accounting fees with financing activities.

We recognized interest expense of $109,000 in the quarter ended June 30, 2011 compared to $27,000 in the quarter ended June 30, 2010, primarily due to borrowings under our 12% credit facilities, which began in March 2010, offset by minor amounts of interest income on our cash balances.

Six months ended June 30, 2011 and 2010

Selected results of operations for the six months ended June 30, 2011 and June 30, 2010 were as follows:

Revenues were $141,000 for the six months ended June 30, 2011 compared to $70,000 for the three months ended June 30, 2010, an increase of $71,000 or 101% from the six months ended June 30, 2010. 2011 revenues were largely comprised of ECGs processed using QTinno. In 2010, revenues represented initial sales of software kits and related professional services to one of our customers who also signed a Master Services Agreement for the deployment of QTinno.

Gross profit was $43,000 for a margin of 30% for the six months ended June 30, 2011 compared to a gross profit of $7,000 and a margin of 10% for the six months ended June 30, 2010. The incremental margin of QTinno processing is greater than professional services; further the added volume absorbed fixed operating costs of the service center equipment in 2011. In both periods depreciation accounted for $17,000 of the total Cost of Goods.

Overall operating expenses have decreased due to the expense management programs discussed above.  These changes are the primary cause of the decreases in operating expenses as noted below. Net cash used in operating activities decreased 49% to $1,536,000 during the six months ended June 30, 2011 from $3,030,000 during the six months ended June 30, 2010.

Selling, general and administrative expenses decreased 35% to $2,305,000 for the six months ended June 30, 2011, a decrease of $1,242,000 from $3,547,000 in 2010.  The decrease is made up of both cash and stock-based compensation to key consultants and executives. In the first six months of 2011, $1,308,000 was non-cash expense, compared to $1,606,000 in 2010. For the first six months of 2011, general and administrative expense spending, primarily for human resources-related costs totaled $655,000 compared to $1,529,000 in 2010, a decrease of $874,000, reflecting the overall cutbacks due to the expense management control programs.

Research and development expenses decreased 26% to $1,417,000 for the six months ended June 30, 2011, a decrease of $509,000 from $1,926,000 in 2010.  For the six months ended June 30, 2011, $822,000 was stock-based compensation, compared to $986, 000 in the same period a year ago. The balance of the expenses was primarily human resource-related, totaling $528,000 in the first six months of 2011, a decrease of $329,000 from $857,000 in the six months ended June 30, 2010. In 2010 we developed and introduced a new prototype of our telemedicine product, CardioBip, at one of the primary industry trade shows in May 2010. There we no similar costs in 2011; as noted above, plans are largely on hold pending the strategic financing discussed in the Liquidity section below. We have continued limited work on CardioBip and early research on my3KG in 2011 while largely completing a software enhancement release to QTinno.

Gain on change in fair value of warrant liability and reset derivative in the six months ended June 30, 2011 of $2,085,000 and $614,000 in the six months ended June 30, 2010 both represent a mark-to-market at June 30th each year due primarily to the decrease in the market value of our common stock since December 31 of each period.

The amortization of commitment fees of $1,426,000 in the quarter ended June 30, 2011 includes the non-cash cost of warrants issued in connection with our credit facilities and includes warrants subsequently issued as we drew down on the 2009 line during 2010.  There are no warrants associated with the 2011 draw downs. We recognized $781,000 of such fees a year ago. Other financing costs include related legal and accounting fees with financing activities.

We recognized interest expense of $204,000 in the six months ended June 30, 2011 compared to $41,000 in the six months ended June 30, 2010, primarily due to borrowings under our 12% credit facilities, which began in March 2010, offset by minor amounts of interest income on our cash balances.

Liquidity and Capital Resources

To date, we have funded our operations through sales of equity securities and loans under credit facilities.  We are currently accessing a $1.5 million credit facility to fund our operations while we continue to explore strategic financing options.  At June 30, 2011 we have accessed $900,000 under this credit facility.  Borrowings under this facility, along with the current outstanding $3,000,000 from the initial facility, mature on September 30, 2011. Interest accrues under both facilities at 12% and is also due September 30, 2011,

As of June 30, 2011, we had $122,000 in cash and we currently have no commitments for any additional capital beyond the $600,000 remaining under the credit facility.  We require substantial additional financing to meet our working capital requirements and to complete development of and commercialize the next two solutions, CardioBip and my3KG.  We anticipate that we will need between $18 million and $21 million to develop and obtain FDA 510(k) clearance for the initial indications for these products and another $8 million to $12 million to achieve full commercialization. Depending on the size and timing of the traunche investments, as we would not plan to fund this entire amount today, we plan to initially focus on advancing CardioBip. Actual expenses could exceed these estimates in the event the FDA considers that any of the two products requires clearance via the FDA PMA process or if we will be required to conduct larger clinical studies either for regulatory or for reimbursement approvals.  Any disruptions in our ability to access the credit facility would materially and adversely impact our ability to continue our operations until such time, if ever, we were to obtain additional financing.  While we are exploring other sources of financing to meet our working capital requirements, there is no guarantee that such financing will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the second fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Removed and Reserved.

Item 5.

Other Information.

None.

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

101

The following financial information from NewCardio, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the six-month periods ended June 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

  ______________________________

*

Filed herewith

**

To be filed by amendment pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

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

NEWCARDIO, INC.

Date: August 15, 2011	By:	/s/ Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer