Form 10-Q/A
period 2011-06-30
NewCardio, Inc.
filed 2011-08-25
CIK 1354942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

__________________________

FORM 10-Q/A

Amendment No. 1

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X .  No      .

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

Explanatory Note

The sole purpose of this Amendment No. 1 to NewCardio, Inc.'s Quarterly Report on Form 10-Q (the "Form 10-Q") for the period ended  June 30, 2011, as filed with the Securities and Exchange Commission on  August 16, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

*

Filed as an Exhibit to the original Form 10-Q for the period ended June 30, 2011, filed on August 16, 2011.

**

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

NEWCARDIO, INC.

Date: August 25, 2011	By:	/s/ Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer