Form 10-Q
period 2011-09-30
NewCardio, Inc.
filed 2011-11-14
CIK 1354942

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-149166

NEWCARDIO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1826789
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

103 Carnegie Center, Suite 300, Princeton NJ 05870
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (877) 332-4324

2350 Mission College Blvd., Suite 1175, Santa Clara CA 95054
(Former address, if changed since last report)

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes      . No   X  .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 14, 2011
Common Stock, $0.001 Par Value	33,148,307

NEWCARDIO, INC.

PART I.

FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

NEWCARDIO, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash	$13,064	$584,974
Accounts receivable, trade	-	42,905
Prepaid expenses	21,750	32,303
Prepaid commitment fees	-	1,958,654
Total current assets	34,814	2,618,836

Property, plant and equipment, net of accumulated depreciation of $220,349 and $158,950 as of September 30, 2011 and December 31, 2010, respectively	96,561	156,261

Other assets:
Patent costs, net	86,321	55,357
Deposits	22,600	22,600
Total other assets	108,921	77,957

	$240,296	$2,853,054

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,256,017	$618,413
Unearned revenue	-	1,500
Advances, $138,500 from related parties	256,000	-
Line of credit, $2,200,000 and $1,900,000 to a related party as of September 30, 2011 and December 31, 2010, respectively	3,900,000	3,000,000
Total current liabilities	5,412,017	3,619,913

Warrant derivative liability	344,174	2,141,871
Preferred stock derivative liability	15,634	250,863
Long term liabilities	359,808	2,392,734

Total liabilities	5,771,825	6,012,647

Temporary equity:
Preferred shares subject to liability conversion	-	-

Permanent equity:
Stockholders' deficit:
Preferred stock, $0.001 par value; 1,000,000 shares authorized:
Preferred stock Series B, $0.001 par value; 18,000 shares designated; 12,116 and 12,250 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	12	12
Preferred stock Series C, $0.001 par value; 7,000 shares designated; 2,295 shares issued and outstanding as of September 30, 2011 and December 31, 2010	2	2
Preferred stock Series D, $0.001 par value; 1,000 shares designated; 1,000 and 800 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	1	1
Common stock, $0.001 par value, 500,000,000 shares authorized; 32,590,716 and 30,688,902 shares issued as of September 30, 2011 and December 31, 2010, respectively; 32,528,216 and 30,563,902 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	32,591	30,689
Additional paid in capital	42,490,906	39,236,320
Deficit	(48,055,041)	(42,426,617)
Total stockholders' deficit	(5,531,529)	(3,159,593)

	$240,296	$2,853,054

See the accompanying notes to these unaudited condensed consolidated financial statements.

NEWCARDIO, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$9,883	$99,210	$150,511	$169,328
Cost of sales	27,461	46,325	125,106	109,632
Gross profit (loss)	(17,578)	52,885	25,405	59,696

Operating expenses:
Selling, general and administrative	962,411	1,185,170	3,267,878	4,732,292
Depreciation	11,752	12,058	35,998	34,027
Research and development	566,350	748,401	1,983,536	2,674,089
Total operating expenses	1,540,513	1,945,629	5,287,412	7,440,408

Net loss from operations	(1,558,091)	(1,892,744)	(5,262,007)	(7,380,712)

Other income (expense)
(Loss) gain on change in fair value of warrant derivative liability and preferred stock derivative liability	(14,313)	97,473	2,069,957	711,706
Amortization of commitment fees	(550,910)	(626,352)	(1,976,412)	(1,407,795)
Other financing costs	(35,685)	(1,655)	(136,123)	(86,655)
Interest, net	(119,600)	(80,360)	(323,839)	(121,473)
Total other income (expense):	(720,508)	(610,894)	(366,417)	(904,217)

Net loss before income taxes	(2,278,599)	(2,503,638)	(5,628,424)	(8,284,929)

Provision for income taxes	-	-	-	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,278,599)	$(2,503,638)	$(5,628,424)	$(8,284,929)

Net (loss) per share-basic and fully diluted	$(0.07)	$(0.08)	$(0.18)	$(0.29)

Weighted average number of shares-basic and fully diluted	32,571,537	29,520,144	31,853,724	28,126,775

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss for the period	$(5,628,424)	$(8,284,929)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	61,399	59,191
Amortization of commitment fees	1,976,412	1,407,795
Common stock issued for services rendered	110,408	218,749
Fair value of options issued for services rendered	2,747,422	2,625,497
Fair value of warrants issued as compensation for services	17,677	183,617
Fair value of restricted stock units issued for services rendered	199,846	631,682
Change in fair value of warrants derivative liability and preferred stock derivative liability	(2,069,957)	(711,706)
(Increase) decrease in:
Accounts receivable	42,905	(86,053)
Prepaid expenses	10,553	14,388
Increase (decrease) in:
Unearned revenue	(1,500)	1,500
Accounts payable and accrued liabilities	637,604	58,146
Net cash (used in) operating activities	(1,895,655)	(3,882,123)

Cash flows from investing activities:
Purchase of property plant and equipment	(1,699)	(33,551)
Payment of patent costs	(30,964)	(15,986)
Proceeds from short term investments	-	25,010
Net cash (used in) investing activities	(32,663)	(24,527)

Cash flows from financing activities:
Proceeds from line of credit	900,000	3,000,000
Proceeds from advances	256,000	-
Proceeds from exercise of common stock options	408	11,768
Proceeds from exercise of common stock warrants	-	14,195
Proceeds from stock subscription	-	500,000
Proceeds from sale of Series D preferred stock	200,000	-
Net cash provided by financing activities	1,356,408	3,525,963

Net (decrease) in cash and cash equivalents	(571,910)	(380,687)
Cash and cash equivalents at beginning of period	584,974	1,386,007

Cash and cash equivalents at end of period	$13,064	$1,005,320

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Non cash financing activities:
Fair value of warrants issued for financing	$17,759	$3,302,674

See the accompanying notes to these unaudited condensed consolidated financial statements

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  The results from operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2010  financial statements and footnotes thereto included in the Company's SEC Form 10-K.

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

SEPTEMBER 30, 2011

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

Unbilled revenue is revenue that is recognized but is not currently billable to the customer pursuant to contractual terms. In general, such amounts become billable in accordance with predetermined payment schedules, but are recognized as revenue as services are performed. Amounts included in unbilled revenue are expected to be collected within one year and are included within current assets.

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

As of December 31, 2010, two customers represented 60% and 40% of the Company’s accounts receivable.  There was no accounts receivable as of September 30, 2011.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Allowance for Doubtful Accounts

Any changes to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. As of September 30, 2011 and December 31, 2010, there was no allowance for doubtful accounts recorded, as all of the Company’s receivables were considered collectible.

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

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of derivative liability and stock compensation accounting recognized for book basis versus tax recognition.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Net Loss per Common Share, basic and diluted

The Company has adopted Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”) specifying the computation, presentation and disclosure requirements of earnings per share information. Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Preferred stock, stock options and warrants have been excluded as common stock equivalents in the diluted loss per share because their effect is anti-dilutive on the computation. Fully diluted shares outstanding were 52,456,105 and 51,294,164 for the three month periods ended September 30, 2011 and 2010, respectively; and 51,760,792 and 54,208,653 for the nine month periods ended September 30, 2011 and 2010, respectively.

Stock based compensation

The Company follows Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non employees be recognized in the income statement based on their fair values.  (See note 8)

As of September 30, 2011, there were outstanding stock options to purchase 11,918,752 shares of common stock, 8,005,303 shares of which were vested.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions.  At times, such investments may be in excess of the FDIC insurance limit.

The Company’s revenues earned from sale of products and services for the three months ended September 30, 2011 included 71% and 29% of the Company’s total revenues from two customers; for the three months ended September 30, 2010, 70.6% of the Company’s total revenues was from one customer.

The Company’s revenues earned from sale of products and services for the nine months ended September 30, 2011 included 71% and 25% of the Company’s total revenues from two customers; for the nine months ended September 30, 2010, 86.2% of the Company’s total revenues was from one customer.

Reliance on Key Personnel and Consultants

The Company has 10 full-time employees and no part-time employees.  Additionally, there are approximately 12 consultants performing various specialized services.  The Company is heavily dependent on the continued active participation of these current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred research and development expenses of $566,350 and $1,983,536 for the three and nine month periods ended September 30, 2011 and  $748,401 and $2,674,089 for the three and nine month period ended September 30, 2010.

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

NOTE 2 – GOING CONCERN MATTERS

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements during nine months ended September 30, 2011, the Company incurred net losses attributable to common shareholders of $5,628,424 and used $1,895,655 in cash for operating activities during nine months ended September 30, 2011. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company’s existence is dependent upon management’s ability to develop profitable operations and to obtain additional funding sources. Management is devoting substantially all of its efforts to the commercialization of its initial product solution, as well as raising additional debt or equity financing in order to accelerate the development and commercialization of additional products based on the Company’s 3-D ECG software platform technology.  The Company is continuing to explore potential sources to provide capital and other resources for the further development and marketing of its products.  The Company has also implemented expense management measures. There can be no assurance that the Company’s commercialization or financing efforts will result in profitable operations or the resolution of the Company’s liquidity problems. The accompanying statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 3 – RELATED PARTY TRANSACTIONS

Effective July 30, 2009, a greater than 5% shareholder of the Company who also has current representation rights with respect to the Board of Directors entered into a credit facility that the Company utilized in 2010; the Company borrowed $1,900,000 from this investor as of September 30, 2011. On July 29, 2010, the Company entered into a new credit facility that is available in 2011 and this investor committed $500,000 of this facility, of which $300,000 was drawn down during the nine months ended September 30, 2011.  Both the debt and accrued interest were due and payable September 30, 2011 (See Subsequent Events Note 10).  At September 30, 2011 the Company owes this investor $328,017 in accrued interest.   Interest expense in the three and nine months ended September 30, 2011 was $67,467 and $189,000 compared to $51,847 and $79,644 in the three and nine months ended September 30, 2010. (See note 4)

The Company has issued a total of 2.6 million warrants in association with both credit facilities and also the draw-downs under the July 2009 facility and these are being amortized as commitment fees over the life of the facilities (i.e. the months in which we can borrow under the facilities) and over the life of the debt (in regards to the draw-down warrants.)

The warrants were valued using Black Scholes and the cost amortized as a commitment fee as follows:

			Three months ended September 30, 2011	Three months ended September 30, 2010
	# of warrants	Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	475,000	$592,680	$-	$88,172
2010 draw-down warrants	1,900,002	$1,779,403	$310,567	$311,625
2010 commitment fee	250,000	$165,128	$24,948	$-
Totals	2,625,002	$2,537,211	$335,515	$399,797

			Nine months ended September 30, 2011	Nine months ended September 30, 2010
	# of warrants	Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	475,000	$592,680	$-	$352,688
2010 draw-down warrants	1,900,002	$1,779,403	$921,574	$405,519
2010 commitment fee	250,000	$165,128	$165,120	$-
Totals	2,625,002	$2,537,211	$1,086,694	$758,207

During the three months ended September 30, 2011, four of the Company's board of directors, including the Chief Executive Officer, and the 5% shareholder as discussed above advanced a non- interest loan for an aggregate of $138,500 working capital funds. Terms of repayment are immediately following a larger subsequent financing, if any.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 4 – CREDIT FACILITIES

On July 30, 2009, the Company entered into a $3 million credit line arrangement (the “Credit Line”), pursuant to a Securities Purchase Agreement (the “SPA”), with purchasers signatory to the SPA, pursuant to which the purchasers will purchase 12% Secured Revolving Debentures Due September 30, 2011(see Subsequent Events Note 10), as amended. In connection therewith, the Company issued 750,000 five-year common stock purchase warrants as commitment warrants with an exercise price of $0.01 per share. Subsequently the Company issued a total of 3,000,006 five-year common stock purchase warrants with an exercise price of $0.85 per share as of September 30, 2011, for the monies advanced under the Credit Line, (the “Draw-down Warrants”). The Draw-down Warrants have full-ratchet price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) for future issuances of equity securities by the Company (subject to certain specific exceptions.) The warrants have cashless exercise provisions and the Draw-down Warrants are subject to forced cashless exercise in the event that the Company’s common stock is trading at three times the VWAP for the 20 trading days prior to conversion of the warrants.  All interest under the Debentures is accruing and is payable upon maturity.

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

During the year ended December 31, 2010, the Company borrowed an aggregate of $3,000,000 from the credit line.  As described above, the Company issued 3,000,006 Draw-down Warrants with exercise prices from $0.85 to $1.45 per share for five years with all warrants subsequently reset to $0.85 per share (see Subsequent Events Note 10). The fair value of the warrants was determined using the Black Scholes Option Pricing Model and amortized ratably to operations over the life of the borrowing.  Assumptions for the fair value determination were as follows: Dividend yield: 0%; Volatility: 103.84% to 136.30%; Expected life: 5 years; Risk free rate: 1.19% to 2.62%.

In July 2010 the Company entered into a new $1.5 million credit line arrangement to issue 12% Revolving Debentures due September 30, 2011 (see Subsequent Events Note 10). The line may be accessed by the Company beginning January 2011.  In connection therewith, the Company issued 750,000 five year common stock purchase warrants with an exercise price of $1.00 per share, a cashless exercise provision and full ratchet price protection (reduction in exercise price and increase in the number of common shares underlying the warrants for potential dilutive equity issuances, as defined) for future issuances of equity securities by the Company (subject to certain specific exceptions.) (see Subsequent Events Note 10) The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield: $-0-, volatility: 104.134%, expected life: 5 years and risk free rate: 1.75%.

The warrants, valued using the Black Scholes assumptions above, and the costs amortized as a commitment fee are as follows:

			Three months ended September 30, 2011	Three months ended September 30, 2010
	September 30, 2011 # of warrants	September 30, 2011 Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	750,000	$935,860	$-	$139,219
2010 draw-down warrants	3,000,006	$2,807,240	$493,100	$487,134
2010 commitment fee	750,000	$513,193	$57,811	$-
Totals	4,500,006	$4,256,293	$550,911	$626,353

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

			Nine months ended September 30, 2011	Nine months ended September 30, 2010
	September 30, 2011 # of warrants	September 30, 2011 Total value	Amortization of commitment fees	Amortization of commitment fees
2009 commitment fee	750,000	$935,860	$-	$556,875
2010 draw-down warrants	3,000,006	$2,807,240	$1,463,220	$850,920
2010 commitment fee	750,000	$513,193	$513,193	$-
Totals	4,500,006	$4,256,293	$1,976,413	$1,407,795

No additional warrants are issuable as the Company draws down on the new credit line arrangement. All interest under the Debentures is accrued interest and is payable upon maturity on September 30, 2011 (See Subsequent Events Note 10).

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

Both Credit Lines are provided by three stockholders of the Company, one of which has representation rights with respect to the Board of Directors. (See note 3)

During the nine months ended September 30, 2011, the Company canceled 250,000 warrants previously issued under the 2010 commitment fees due to a default of one of the lenders and accordingly wrote off the remaining amortization (included in table above).  Subsequent to the cancelation, the Company re-issued 250,000 replacement warrants once the default conditions were cleared under the same remaining terms and conditions of the previous canceled warrants.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield: $-0-, volatility: 75.44%, expected life: 4.24years and risk free rate: 2.50%.

During the nine months ended September 30, 2011, the Company Draw-down totaled an aggregate of $900,000 from the new credit line arrangement.

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

The Company estimated the fair value at date of issue of the warrants issued in connection with the issuance of the Series C preferred stock to be $2,052,181 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 2.41%, expected volatility of 131.04%, and expected warrant life of two years. Since the warrants have reset provisions for the first year, pursuant to ASC 815-40, the Company has recorded the fair value of the warrants as a derivative liability. The net value of the warrants at the date of issuance was recorded as a warrant liability in the amount of $2,052,181 and a reduction in value of the Series C preferred stock. Until conversion and expiration of the reset provisions of the warrants, changes in fair value were recorded as non-operating, non-cash income or expense at each reporting date. The Company adjusted the recorded fair values of the warrants to market resulting in a non-cash, non-operating loss of $0 and $70,571 for the nine months ended September 30, 2011 and 2010, respectively.

As the warrant reset provisions expired in September 2010, the initial allocated fair value of the warrants of $1,483,201 are included in ‘Permanent Equity’ in the Condensed Consolidated Balance Sheets and charged to current period operations.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

The fair values of all above described warrants of $344,174 at September 30, 2011 were determined using the Black Scholes Option Pricing Model with the following assumptions: Dividend yield: 0%; Volatility: 130.67%; Expected life: 3.4 to 3.9 years and Risk free rate: 0.42%.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

The Company adjusted the recorded fair values of the warrants to market resulting in a non-operating (loss) gain of $(7,731) and $1,797,697 for the three and nine months ended September 30, 2011 and a non-operating gain of $1,069,128 and $1,619,572 for the three and nine month periods ended September 30, 2010, respectively.

NOTE 6 – PREFERRED STOCK DERIVATIVE LIABILITY

In connection with Series C preferred stock

The Series C preferred stock contained certain reset provisions related to common stock conversion during the first anniversary of date of the issuance and therefore, in accordance with ASC 815-40, the Company determined the fair value of the reset provision was $1,647,771 using the Black-Scholes formula assuming no dividends, a risk-free interest rate of 0.39%, expected volatility of 131.04%, and expected life of one year. Pursuant to ASC 815-40, the Company recorded the fair value of the reset provision as a preferred stock derivative liability. The net value of the reset provision at the date of issuance was recorded as a preferred stock derivative liability in the amount of $1,647,771 and a reduction in value of the Series C preferred stock. Until expiration of the reset provisions of the Series C preferred stock, changes in fair value were recorded as gain or loss at each reporting date. The Company adjusted the recorded fair values of the warrants to market resulting in a gain of $0 and $134,361 for the nine months ended September 30, 2011 and 2010, respectively. (See note 7)

As the reset provision contained in the Series C preferred stock expired in September 2010, the initial allocated fair value of the reset provisions of $1,190,916 is included in ‘Permanent Equity’ in the Condensed Consolidated Balance Sheets and charged to current period operations.

In connection with Series D preferred stock

The Series D preferred stock contains certain reset provisions related to common stock conversion subject to subsequent equity financing, therefore in accordance with ASC 815-40, the Company determined the initial allocated fair value of the reset provision using the Binomial Lattice formula at the dates of issuance assuming no dividends, a risk-free interest rate of 0.25%-0.30%, expected volatility of 73.15%-103.23%, and expected life of one year was $211,753 through September 30, 2011. Pursuant to ASC 815-40, the Company reclassified the initial allocated fair value of the reset provision as a reset derivative liability. The net value of the reset provision at the dates of issuance was recorded as a reset derivative liability and a reduction in value of the Series D preferred stock.

The fair value of the described reset provision of $15,634 at September 30, 2011, determined using the Binomial Lattice Model assuming: Dividend yield: 0%; Volatility: 130.67%; and Risk free rate: 0.13%.

As of the date of the financial statements, the Company believes an event under the contract that would create an obligation to settle in cash or other current assets is remote and has classified the obligation as a long term liability.

The Company adjusted the recorded fair value of the preferred stock derivative liability to market resulting in non-cash, non-operating (loss) gain of $(6,582) and $254,502 for the three and nine months ended September 30, 2011.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

During the year ended December 31, 2010 and the nine months ended September 30, 2011, 4,185 and 134 shares of Series B preferred stock was converted into 4,185,000 and 134,000 shares of the Company's common stock, respectively. As of September 30, 2011 and December 31, 2010, 12,116 and 12,250 shares of Series B preferred stock were issued and outstanding, respectively.

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

SEPTEMBER 30, 2011

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

During the year ended December 31, 2010 and the nine months ended September 30, 2011, 625 and 0 shares of Series C preferred stock was converted into 625,000 and 0 shares of the Company's common stock, respectively. As of September 30, 2011 and December 31, 2010, 2,295 shares of Series C preferred stock were issued and outstanding.

Series D - Preferred stock

In September 2010, the Board of Directors authorized the issuance of up to 1,000 shares of 0% convertible non-voting preferred stock (the “Series D preferred stock”)

The Company issued an aggregate of 800 shares of preferred stock during the year ended December 31, 2010 to accredited investors and additional 200 shares during the nine months ended September 30, 2011, including 60 shares to an officer and a director of the Company. Each share was sold for $1,000 per share. Each share of Series D preferred stock is convertible, at any time at the option of the holder, into 1,000 shares of common stock (for a total of 1,000,000 shares of common stock or the equivalent of $1.00 per common share.)

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

The proceeds from the financing were allocated among two types of financial instruments described below. These terms include:

Dilutive issuance: (see the ‘Preferred stock derivative’ liability in the unaudited Condensed Consolidated Balance Sheets). Each share of Series D preferred stock share shall be convertible, at any time, at the option of the holder into 1,000 shares of common stock.  The Series D preferred stock automatically converts to the Company's common stock with the closing of an equity-based financing of not less than $1 million at a conversion ratio of the lesser of 1,000 shares of common stock for one share of Series D preferred stock or a ratio based on the per share purchase price for the common stock to be issued with subsequent equity financing. (See also note 10.)

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

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Common Stock

In September 2010, the Company issued an aggregate of 250,000 shares of common stock for consulting services rendered and to be rendered over the term of the agreement. The valuations of common stock issued for services were based upon the fair value of the common stock. As of September 30, 2011 75% of the shares were earned (i.e. were released); valued at $0.64 per share. The remainder of the shares will be determined with milestones met and are considered issued and not outstanding at September 30, 2011.

NOTE 8 -STOCK OPTIONS AND WARRANTS

Warrants

The following table summarizes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2011:

		Warrants Outstanding Weighted Average			Warrants Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.01	750,000	2.83	$0.01	750,000	$0.01
0.85	3,000,006	3.65	0.85	3,000,006	0.85
0.95	120,842	1.26	0.95	120,842	0.95
0.96	203,385	0.75	0.96	203,385	0.96
1.00	921,000	3.66	1.00	921,000	1.00
1.10	1,250,000	3.81	1.10	1,187,500	1.10
1.14	5,178,948	1.26	1.14	5,178,948	1.14
1.15	162,709	0.75	1.15	162,709	1.15
1.20	2,920,000	1.95	1.20	2,920,000	1.20
1.50	350,000	2.45	1.50	350,000	1.50
Total	14,856,890	2.52		14,794,390

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009	11,247,083	$1.08
Issued	5,000,006	0.94
Exercised	(915,199)	0.10
Canceled or expired	(50,000)	0.10
Outstanding at December 31, 2010	15,281,890	1.10
Issued	450,000	1.04
Expired	(625,000)	(2.90)
Canceled	(250,000)	(1.00)
Outstanding at September 30, 2011	14,856,890	$1.03

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

During the nine months ended September 30, 2011, the warrants totaling 200,000 were issued in connection with the sale of Series D preferred stock.  The warrants are exercisable for five years from the date of issuance at an exercise price of $1.10 per share.

During the nine months ended September 30, 2011, the Company canceled 250,000 warrants previously issued under the 2010 commitment fees due to a default of one of the lenders and accordingly recognized as expense the remaining amortization (included in table above). Subsequent to the cancelation, the Company re-issued 250,000 replacement warrants once the default conditions were cleared under the same remaining terms and conditions of the previous canceled warrants.  The warrants were valued using the Black Scholes option pricing method with the following assumptions:  dividend yield: $-0-, volatility: 75.44%, expected life: 4.24years and risk free rate: 2.50%.

Stock plans

The 2004 Equity Incentive Plan, initially established by NewCardio Technologies, Inc., was adopted by the Company in 2007, as amended, and 10.3 million shares were registered on SEC Form S-8 in the first quarter of 2008. At September 30, 2011 there are approximately 0.5 million shares available for grant.

The 2009 Equity Compensation Plan approved by the Board of Directors on April 15, 2009 and registered on SEC Form S-8 in June 2009, reserved 8.0 million shares of the Corporation’s common stock for the Plan, plus a number of shares annually as of April 15th of each year as initially equal to ten (10%) percent of the issued and outstanding common stock, on a fully diluted basis and effective April 15, 2011 a number equal to 10% of the then outstanding stock on a fully diluted basis (including warrants, options, RSUs, and Convertible Securities) but not less than 1 million over last year’s reserve. At September 30, 2011, the total reserve is approximately 13.6 million shares; approximately 8.5 million shares are available for grant.

The 2010 Restricted Equity Compensation Plan approved by the Board of Directors on September 13, 2010 reserved 1 million shares of the Corporation’s common stock for the Plan. At September 30, 2011, there are 750,000 shares available for grant.

The Company granted equity based compensation over the years under these equity plans.  The Company granted non-qualified stock options to purchase 2,402,398 and 1,203,000 shares of common stock during the nine months ended September 30, 2011 and 2010, respectively, under the 2004 Equity Incentive Plan and the 2009 Equity Compensation Plan as well as -0- and 116,614 restricted stock units during the nine months ended September 30, 2011 and 2010, respectively, under the 2009 Equity Compensation Plan. The Company granted no restricted shares during the nine months ended September 30, 2011 and 2010 under the 2010 Restricted Equity Compensation Plan.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Non Employee Stock Options

The following table summarizes in options outstanding and the related prices for the shares of the Company's common stock issued to non employees at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.01	300,732	5.90	$0.01	139,815	$0.01
0.02	165,826	4.71	0.02	165,826	0.02
0.22	768,611	6.36	0.22	764,861	0.22
0.77	200,000	9.00	0.77	60,417	0.77
0.80	429,000	6.87	0.80	328,817	0.80
0.85	150,000	9.49	0.85	12,500	0.85
0.90	3,000	8.81	0.90	877	0.90
1.16	25,000	6.83	1.16	13,024	1.16
2.25	150,000	6.43	2.25	131,250	2.25
Total	2,192,169	6.66		1,617,387

Transactions involving stock options issued to non employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	1,405,144	$1.10
Granted	203,000	0.40
Employment status change	735,000	0.22
Exercised	(85,385)	(0.14)
Expired	(400,000)	(2.00)
Outstanding December 31, 2010	1,857,759	0.52
Granted	209,000	0.41
Employment status change	151,815	0.79
Exercised	(26,405)	(0.01)
Expired	-	-
Outstanding, September 30, 2011	2,192,169	$0.53

During the nine months  ended September 30, 2011,  the Company granted an aggregate of 209,000 non employee stock options in connection services rendered at the exercise prices from $0.01 to $0.85.

The fair values of the vesting non employee options for the nine months ended September 30, 2011 were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 74.02% to 130.67%; and Risk free rate: 1.43%  to  3.47%.

The fair value of all non employee options vesting during the three and nine months ended September 30, 2011 of $11,166 and $66,899, respectively, was charged to current period operations.

The fair value of all non-employee options vesting during the three and nine  months ended September 30, 2010 of $27,503 and $137,883, respectively was charged to current period operations.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Employee Stock Options

The following table summarizes the options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2011:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price

$0.001	100,000	2.29	$0.001	100,000	$0.001
0.01	1,776,399	8.49	0.01	683,066	0.01
0.02	880,000	5.44	0.02	880,000	0.02
0.22	1,000,000	5.90	0.22	1,000,000	0.22
0.36	200,000	9.72	0.36	12,500	0.36
0.69	105,000	9.11	0.69	70,625	0.69
0.78	40,000	8.13	0.78	18,333	0.78
0.80	4,090,000	6.82	0.80	3,254,282	0.80
0.81	185,184	9.26	0.81	34,722	0.81
0.83	120,000	9.25	0.83	-	-
0.85	280,000	9.49	0.85	-	-
0.98	500,000	8.71	0.98	156,250	0.98
1.32	450,000	8.65	1.32	178,139	1.32
Total	9,726,583	7.33		6,387,917

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	7,365,000	$0.53
Granted	1,275,000	1.06
Employment status change	(735,000)	(0.22)
Exercised	-	-
Forfeitures	(101,256)	(0.80)
Outstanding at December 31, 2010	7,803,744	0.63
Granted	2,193,398	0.24
Employment status change	(151,815)	(0.79)
Exercised	(92,500)	(0.80)
Forfeitures	(26,244)	(0.80)
Outstanding at September 30, 2011:	9,726,583	$0.54

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

During the nine months ended September 30, 2011, the Company granted an aggregate of 2,193,398 stock options with an exercise prices of $0.01 to $0.85. The fair values were determined using the Black Scholes option pricing model with the following assumptions: Dividend yield: 0%; Volatility: 72.17% to 91.09%; and Risk free rate: 2.94% to 3.58%.

The fair value of all employee options vesting in the three and nine months ended September 30, 2011 of $936,493 and $2,680,523, respectively, was charged to current period operations.

The fair value of all employee options vesting in the three and nine months ended September 30, 2010 of $858,702 and $2,487,614, respectively, was charged to current period operations.

Restricted Stock Units (“RSUs”)

The Company has issued RSUs to certain employees and non employees under the 2009 Equity Compensation Plan.  RSUs issued to date vest in up to 24 months with certain acceleration clauses, as defined by the 2009 Equity Compensation Plan.

Employees

Transactions involving employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	1,470,000	$0.80
Granted	116,614	1.32
Exercised	(18,183)	(1.32
Forfeitures	(65,810)	(0.81)
Outstanding at December 31, 2010	1,502,621	0.83
Granted	-	-
Exercised	(1,453,812)	(0.82)
Forfeitures	-
Outstanding at September 30, 2011:	48,809	$1.32

The fair value of all employees RSUs vesting three and nine months ended September 30, 2011 of $Nil and $187,333, respectively, was charged to current period operations.

The fair value of all employees RSUs vesting three and nine months ended September 30, 2010 of $147,000 and  $594,930, respectively, was charged to current period operations.

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Non employees

Transactions involving non employee RSUs are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2009:	105,000	$0.80
Granted	-	-
Exercised	-	-
Outstanding at December 31, 2010:	105,000	0.80
Granted	-	-
Exercised	(105,000)	(0.80)
Outstanding at September 30, 2011:	-	$-

The fair value of all non employees RSUs vesting during the three and nine months ended September 30, 2011 of $Nil and $12,513 respectively was charged to current period operations. The fair value of all non employees RSUs vesting during the three and nine months ended September 30, 2010 of $8,400 and $36,750 respectively was charged to current period operations.

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

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

Items recorded or measured at fair value on a recurring basis in the accompanying consolidated financial statements consisted of the following items as of September 30, 2011:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3 (A)
Liabilities
Preferred stock derivative	$(15,634)	$-	$-	$(15,634)
Warrant derivative	$(344,174)	$-	$-	$(344,174)
Total	$(359,808)	$-	$-	$(359,808)

(A)	Fair value is estimated based on internally-developed models or methodologies utilizing significant inputs that are unobservable from objective sources.

Level 3 Liabilities comprised of the fair value of issued warrants with reset provisions and the Series D preferred stock with reset provisions.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2011:

Nine Months Ended September 30, 2011:
	Warrant derivative liability	Preferred stock derivative liability
Balance, December 31, 2010	$2,141,871	$250,863

Series D preferred stock issuances during the nine months ending September 30, 2011		19,273
Warrants issued in connection with credit facility	17,758
Mark-to-market at September 30, 2011:
- - Series D preferred stock derivative liability		(254,502)
- Warrants issued with Credit Facility Draw-downs and the new $1.5 million credit facility	(1,815,455)
Transfers in and/or out of Level 3	-	-

Balance, September 30, 2011	$344,174	$15,634

Total gain for the period included in earnings relating to the liabilities held at September 30, 2011 of $2,069,957	$1,815,455	$254,502

NEWCARDIO, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

NOTE 10 — SUBSEQUENT EVENTS

Subsequent events have been evaluated through November 14, 2011, a date that the financial statements were issued.

On October 5, 2011, the Company entered into a letter agreement with the purchasers of the Company’s 12% Secured Revolving Debentures, amending the Debentures to change their maturity from a stated maturity date of September 30, 2011, to payment on demand.  Any demand for payment of the Debentures must be in writing, given at least five (5) business days prior to the specified payment date, and must be signed by the holders of at least sixty percent (60%) of the aggregate principal amount of Debentures then outstanding. The Debentures, in the aggregate principal amount of $3.9 million, were issued under a Securities Purchase Agreement, dated as of July 30, 2009 (the “2009 SPA”), and a Securities Purchase Agreement, dated as of July 28, 2010 (the “2010 SPA”), between the Company and the Purchasers.

In October 2011, the Company voluntarily reduced the price of warrants issued with the 2009 SPA and 2010 SPA. 3,000,006 warrants issued with $3 million in borrowings under the 2009 SPA are now exercisable at $0.01 per underlying common share, down from $0.85 per underlying common share. 750,000 warrants issued as a commitment fee under the 2010 SPA are now exercisable at $0.01 per underlying common share, down from $1.00 per underlying common share.

In October 2011, in conjunction with the exercise of 25 shares of Series C Preferred Stock, the Company issued 25,000 shares of its common stock.

In October 2011, Dr. Vajdic resigned from the Board of Directors of the Corporation.

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

Overview

Significant highlights for the third quarter of 2011 were as follows:

Overview

In the third quarter of 2011 we continued to limit discretionary spending as we focused on completing a financing. Our operating expenses decreased 21% from a year ago, and net cash used in operations for the 9 months ended September 30, 2011 decreased 51% from 2010. Our sales continue to be small as the market for early stage cardiac safety studies remains low at this time. Revenues represented residual business and there were no new studies started in the quarter ended September 30, 2011, although we have begun on a new study in the fourth quarter, and have been awarded two additional studies which are scheduled to start in the fourth quarter as well..

We did not borrow the final $600,000 under the credit facility that matured September 30, 2011. The outstanding debt of $3.9 million plus interest is due on demand.  We are however working closely with our creditors, who are the investors that funded the company in 2007 as NewCardio was going public.  They advanced $150,000 of the $256,000 in short term advances this quarter, modified the due date on the outstanding debt so that it is a demand note and they currently are working with the Company while we look at various strategic financing options. While we are exploring other sources of financing to meet our working capital requirements, there is no guarantee that such financing will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs. See further discussions in the ‘Liquidity and Capital Resources’ section below.

During this transition, Accounts Payable and Accrued Expenses (not associated with the debt) have grown from $404,000 at year end to $718,000, an increase of $314,000. We were unable to pay salaries beginning September 1, 2011 and in October, four of our R&D personnel, including the CTO and Fellow have either converted to a consulting status or were furloughed. They are continuing to support the in process prosecution of our intellectual property patent filings and the sales process as needed.  All others have taken further salary reductions or have been furloughed.  We have 5 active employees at this time including the Chief Executive and Chief Financial Officer. And while we have curtailed development efforts on CardioBip™, our telemedicine monitoring product, as well as the early research on my3KG™, we have consulting agreements in place that we expect will permit us to move forward, by leveraging the resources that have driven the development to date,  when finances permit.

The lease to our Santa Clara headquarters expired September 30, 2011 and we did not renew it.  We switched our Corporate Offices to our Princeton, New Jersey location.

In October 2011 our founder and vice chairman resigned from the Board of Directors. He continues in his role as Fellow, although that position is currently on furlough.

Comparison of Results of Operations for the Three and Nine Months Ended September 30, 2011 and September 30, 2010

Selected results of operations for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows:

Financial Condition and Results of Operations

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenue	$9,883	$99,210	$150,511	$169,328
Cost of sales	27,461	46,325	125,106	109,632
Gross profit (loss)	(17,578)	52,885	25,405	59,696

Operating expenses:
Selling, general and administrative	962,411	1,185,170	3,267,878	4,732,292
Depreciation	11,752	12,058	35,998	34,027
Research and development	566,350	748,401	1,983,536	2,674,089
Total operating expenses	1,540,513	1,945,629	5,287,412	7,440,408

Net loss from operations	(1,558,091)	(1,892,744)	(5,262,007)	(7,380,712)

Other income (expense)
(Loss) gain on change in fair value of warrant derivative liability and preferred stock derivative liability	(14,313)	97,473	2,069,957	711,706
Amortization of commitment fees	(550,910)	(626,352)	(1,976,412)	(1,407,795)
Other financing costs	(35,685)	(1,655)	(136,123)	(86,655)
Interest, net	(119,600)	(80,360)	(323,839)	(121,473)
Total other income (expense):	(720,508)	(610,894)	(366,417)	(904,217)

Net loss before income taxes	(2,278,599)	(2,503,638)	(5,628,424)	(8,284,929)

Provision for income taxes	-	-	-	-

Net loss attributable to common shareholders	$(2,278,599)	$(2,503,638)	$(5,628,424)	$(8,284,929)

Quarter ended September 30, 2011 and 2010

Comparison of the quarters ended September 30, 2011 and September 30, 2010 were as follows:

Revenues were $10,000 for the three months ended September 30, 2011 compared to $99,000 in the quarter ended September 30, 2010, a decrease of 90%. There were no new studies in this latest quarter; 2010 represented professional services associated with the deployment of QTinno® for use in the cardiac safety component of a drug development study, as well as initial per ECG revenues from two such studies.

Gross profit (loss) was $(18,000) (a negative margin of 180%) for the three months ended September 30, 2011 compared to $53,000 (a margin of 54% of sales) for the three months ended September 30, 2010. Cost of goods includes maintenance costs of our service center, labor costs associated with the services and depreciation ($8,000 in both years) of service center equipment (primarily servers), with labor costs associated with the professional services higher in 2010 due to service revenue a year ago.

Selling, general and administrative expenses (“SG&A”) decreased 19% to $962,000 for the quarter ended September 30, 2011, a decrease of $223,000 from $1,185,000 in 2010.  The change is made up of both cash and stock-based compensation to key consultants and executives. Stock based compensation totaled $617,000 in the quarter ended September 30, 2011, down $25,000 from $642,000 a year ago. SG&A spending for the quarter ended September 30, 2011 of $346,000 decreased $197,000 from $543,000 in the same period last year. This spending is primarily for human resources, both employees and consultants, and related travel expenses.  Reductions include the expense management program and a significant cutback in the use of consultants, including contracts that expired with two consultants in the third quarter of 2010.

Research and development (“R&D”) expenses decreased 24% to $566,000 in the three months ended September 30, 2011, a decrease of $182,000 from $748,000 in 2010.  Stock based compensation totaled $337,000 in the quarter ended September 30, 2011, down $57,000 from $394,000 a year ago. R&D spending decreased $124,000 to $230,000 in the quarter ended September 30, 2011 compared to $354,000 a year ago. This spending is primarily for human resources, both employees and consultants and such spending accounts for virtually all of the $124,000 decrease. We did not introduce any new projects in the September 2011 quarter and there were no monies spent on enhancements to our lead product, QTinno. We believe that current sales slowdown is primarily due to market factors and that QTinno’s product features effectively meet, if not exceed,  the requirements for performing  cardiac safety testing for compounds in clinical development.  With cash at a premium we limited the development efforts on CardioBip, as well as the early research on my3KG, where our lead engineer in this longer term project resigned during the quarter.

We have historically relied on the issuance of equity-based compensation, including options, share grants and restricted stock units (RSUs) to both our employees and outside consultants (non-employees) in exchange for services. Our management enters into equity compensation agreements with non-employees, if it is in our best interest, under terms and conditions consistent with the requirements of ASC 718-10. In order to conserve our limited operating capital resources, we anticipate equity-based compensation will continue to be a key element of employee and non-employee compensation during the next 12 months as we manage our limited cash resources.

The (loss) gain on change in fair value of warrant derivative liability and preferred stock derivative liability in the quarter ended September 30, 2011 and September 30, 2010 of ($14,000) and $97,000 represents a mark–to-market at quarter end due primarily to the change in the market value of our common stock from the previous quarters of each year respectively. In 2011 the derivatives related to our Series D Preferred Stock; the Series C-related liabilities did not impact the current quarter as they expired in September 2010.

The amortization of commitment fees of $551,000 in the quarter ended September 30, 2011 includes the non-cash cost of warrants issued in connection with our credit facilities and includes warrants subsequently issued as we drew down on the 2009 line during 2010.  There are no warrants associated with the 2011 draw downs. We recognized $626,000 of such fees a year ago. By the terms of these warrants, the amortization concluded on September 30, 2011. Other financing costs primarily include related legal fees with financing activities.

We recognized interest expense, net of $120,000 in the quarter ended September 30, 2011 compared to $80,000 in the quarter ended September 30, 2010, primarily due to borrowings under our 12% credit facilities, which began in March 2010, offset by minor amounts of interest income on our cash balances.

Nine months ended September 30, 2011 and 2010

Selected results of operations for the nine months ended September 30, 2011 and September 30, 2010 were as follows:

Revenues were $151,000 in the nine months ended September 30, 2011 compared to $169,000 in the nine months ended September 30, 2010, a decrease of $18,000 or 11%. 2011 revenues were largely comprised of ECGs processed using QTinno. In 2010, revenues represented professional services associated with the deployment of QTinno for use in the cardiac safety component of a drug development study, as well as initial per ECG revenues from two such studies in the September 2010 quarter.

Gross profit was $25,000 for a margin of 17% for the nine months ended September 30, 2011 compared to a gross profit of $60,000 and a margin of 36% for the nine months ended September 30, 2010. We paid a royalty on the cardiac safety studies performed through April 2011 as part of the initial QTinno development contract, and with more revenue from studies in 2011, royalty cost was higher.  Operating costs, the cost of maintaining the service center to process ECGs with QTinno, were also higher in 2011 as the operating center was in place for the full nine months. In 2010, we entered the commercialization phase in March 2010. In both periods depreciation accounted for $25,000 of the total Cost of Goods.

SG&A expenses decreased 31% to $3,268,000 for the nine months ended September 30, 2011, a decrease of $1,464,000 from $4,732,000 in 2010.  The decrease is made up of both cash and stock-based compensation to key consultants and executives. In the first nine months of 2011, $1,924,000 was non-cash expense, compare to $2,339,000 in 2010. For the first nine months of 2011, SG&A spending of $1,344,000 decreased $1,049,000 from $2,393,000 in the same period last year. This spending is primarily for human resources, both employees and consultants, and related travel expenses.  The decrease includes the expense management program and the expiration of two consulting contracts in the third quarter of 2010, as well as the new responsibilities for our founder/CEO, who in June 2010 became a NewCardio Fellow focusing on R&D with the President assuming the CEO responsibilities. In the first part of 2010 we invested in an aftermarket awareness program which partially offset these expense reductions.

R&D expenses decreased 26% to $1,983,000 for the nine months ended September 30, 2011, a decrease of $691,000 from $2,674,000 in 2010.  For the nine months ended September 30, 2011, $1,157,000 was stock-based compensation, down from $1,380,000 in the same period a year ago. The balance of the expenses was primarily human resource-related, totaling $826,000 in the first nine months of 2011, a decrease of $468,000 from $1,294,000 in the nine months ended September 30, 2010. In 2010 we developed and introduced a new prototype of our telemedicine product, CardioBip, at one of the primary industry trade shows in May 2010 and established our founder as a NewCardio Fellow in June 2010. With the focus on cost containment and with QTinno fully released, we did not introduce any new projects in the 2011 and there were no monies spent on enhancements to QTinno. 80% of the decrease is a reduction in consulting expenses.

The gain on change in fair value of warrant liability and reset derivative in the nine months ended September 30, 2011 of $2,070,000 and $712,000 in the nine months ended September 30, 2010 both represent a mark-to-market at September 30th each year due primarily to the decrease in the market value of our common stock since December 31st of each period.

The amortization of commitment fees is $1,976,000 in the nine months ended September 30, 2011 and $1,408,000 in the nine months ended September 30, 2010. This amortization includes the non-cash cost of warrants issued with our credit facilities and includes warrants subsequently issued as we draw down on the 2009 line during 2010. By the terms of these warrants, the amortization concluded on September 30, 2011. Other financing costs of $136,000 and $87,000, in the nine months ended September 30, 2011 and 2010, respectively, include legal and accounting fees with financing activities.

We recognized interest expense, net of $324,000 in the nine months ended September 30, 2011 compared to $121,000 in the nine months ended September 30, 2010, primarily due to borrowings under our 12% credit facilities, which began in March 2010, offset by minor amounts of interest income on our cash balances.

Liquidity and Capital Resources

To date, we have funded our operations through sales of equity securities and loans under credit facilities.  While we continue to explore strategic or other financing options, our credit facility that was our primary source of cash that we were using to fund the business earlier in the year, has matured. We are working with these creditors, who are also shareholders, and we have modified the payment terms on the outstanding debt to a demand notice as we work through our financing alternatives. However, we have no short term sources of financing at this time.

As a result, Accounts Payable, exclusive of debt related payables, has increased over $300,000, and we have not been able to fund payroll since August.  Further, we furloughed several of our personnel in October, and others – primarily in the R&D area, have converted from full time employees to part time consultants, so that we can maintain the IP portfolio but not otherwise further the development of our new products. In addition, the salaries of all remaining employee were reduced.

Our executive officers, who had been receiving 50% of their initial salary in cash since March 2011, now (during October 2011) are either receiving additional reductions or are on furlough for the time being. Their salaries per the employment agreements totaling $800,000 have been reduced by 90% to $78,000. Further, as noted in the discussion of payables, none of their salaries have been paid in September or October 2011 as of the filing date of this 10-Q.

Net cash used in operating activities has decreased due to the programs discussed throughout this Item 2.  Net cash used in operating activities decreased 51% to $1,896,000 during the nine months ended September 30, 2011 from $3,882,000 during the nine months ended September 30, 2010.

As of September 30, 2011, we had $13,000 in cash and we currently have no commitments for any additional capital beyond $100,000 that we received in October 2011 from a shareholder that invested in our Series D Preferred stock last year. This is a non-interest bearing promissory note due in April 2012, sooner if we close a material financing.  While we are working on an immediate source of financing, with this promissory note serving as a bridge in this effort, we require substantial additional financing to meet our working capital requirements and to complete development of and commercialize the next two solutions, CardioBip and my3KG.  We anticipate that we will need between $12 million and $15 million to develop and obtain FDA 510(k) clearance for the initial indications for these products and another $8 million to $10 million to achieve full commercialization. Actual expenses could exceed these estimates in the event the FDA considers that any of the two products requires clearance via the FDA PMA process or if we will be required to conduct larger clinical studies either for regulatory or for reimbursement approvals.  At this time, the lack of funding is adversely impacting our ability to continue our operations until such time, if ever; we were to obtain additional financing. Our short term focus is to maintain the enterprise value that exists in our existing product in commercialization, QTinno, as well as our patent (and patent pending) portfolio.  While we are working with our creditors and larger shareholders to explore sources of financing to meet our working capital requirements – at least at a minimum level in the short term, there is no guarantee that such financing will become available or, if it does, that it will become available on acceptable terms, or that any additional capital we may obtain will be sufficient to meet our long-term needs.

With the volatility in the recent trading price of our common stock and in the U.S. financial markets, it could be difficult to obtain additional investments or financing, strategic or otherwise. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional capital is not available or is not available on acceptable terms, we will have to fully curtail our operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the third fiscal quarter of 2011 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 1A.

Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Removed and Reserved.

Item 5.

Other Information.

In October 2011, the Company voluntarily reduced the exercisable price of warrants issued with the 2009 SPA and 2010 SPA. 3,000,006 warrants issued with $3 million in borrowings under the 2009 SPA are now exercisable at $0.01 per underlying common share, down from $0.85 per underlying common share. 750,000 warrants issued as a commitment fee under the 2010 SPA are now exercisable at $0.01 per underlying common share, down from $1.00 per underlying common share.

In October 2011, in conjunction with the exercise of 25 shares of Series C Preferred Stock, the Company issued 25,000 shares of its common stock.

Item 6.

Exhibits.

3.1(a)	Certificate of Incorporation, as amended (1)
3.1(b)	Certificate of Designation, Rights, Preferences and Limitations of Series B Convertible Preferred Stock filed December 1, 2008 (2)
3.1(c)	Amended and Restated Certificate of Designation, Rights, Preferences and Limitations of Series C Convertible Preferred Stock filed September 14 2009 (3)
3.1(d)	Certificate of Amendment of Certificate of Incorporation filed July 23, 2010 (12)
3.1(e)	Certificate of Designation, Rights, Preferences and Limitations of Series D Convertible Preferred Stock filed October 1, 2010 (15)
3.2	Amended and Restated By-Laws (6)
4.1	Securities Purchase Agreement dated as of December 27, 2007 (4)
4.2	Amendment dated December 1, 2008 to Securities Purchase Agreement (2)
4.3	Put Agreement between the Registrant and Platinum-Montaur Life Sciences LLC dated December 1, 2008 (2)
4.4	Management Rights Agreement between the Registrant and Vision Capital Advantage Fund L.P. dated as of December 1, 2008 (2)
4.5	Amendment dated as of July 28, 2009 to Securities Purchase Agreement (5)
4.6	Amended and Restated Series A Common Stock Purchase Warrant (2)
4.7	Securities Purchase Agreement dated as of September 11, 2009 (3)
4.8	Form of Common Stock Purchase Warrant issued to purchasers of Series C Convertible Preferred Stock (3)
4.9	Form of Common Stock Purchase Warrant issued to the placement agent and the selected dealer in connection with the issuance of Series C Convertible Preferred Stock (3)
4.10	Securities Purchase Agreement dated as of October 1, 2010 (15)
4.11	Form of Common Stock Purchase Warrant issued to the placement agent and the selected dealer in connection with the issuance of Series D Convertible Preferred Stock (15)
4.12	December 20, 2010 Supplement to Securities Purchase Agreement dated as of October 1, 2010 (16)
10.1	Employment Agreement between the Registrant and Branislav Vajdic dated November 1, 2007 (1)
10.2	Employment Agreement between the Registrant and Richard Brounstein dated as of March 1, 2008 (6)
10.3	Consulting Agreement between the Registrant and E4 LLC dated as of September 13, 2007 (1)
10.4	Consulting Agreement between the Registrant and JFS Investments dated as of May 1, 2008 (1)
10.5	Consulting Agreement between the Registrant and First Montauk Securities Group dated as of July 27, 2009 (1)
10.6	Form of Master Services Agreement (13)
10.7	Employment Agreement between the Registrant and Vincent Renz dated as of August 18, 2008 (7)
10.8	Memoranda of Understanding dated June 14, 2010 amending the Employment Agreements of Branislav Vajdic and Vincent Renz (11)
10.9	Employment Agreement between the Registrant and Ihor Gussak dated July 30, 2008 (10)
10.10	Employment Agreement between the Registrant and Dorin Panescu dated October 20, 2008 (10)
10.11	2004 Equity Incentive Plan (8)
10.12	2009 Equity Compensation Plan (9)
10.13	Form of Restricted Stock Unit Grant Notice and Attachment (9)
10.14	Credit Facility Securities Purchase Agreement dated as of July 30, 2009 (5)
10.15	Amendment dated July 28, 2010 to Credit Facility Securities Purchase Agreement dated as of July 30, 2009 (12)
10.16	Credit Facility Securities Purchase Agreement dated as of July 28, 2010 (12)
10.17	Standard Office Lease between the Registrant and 2350 Mission Investors LLC dated February 6, 2008 (6)
10.18	Technology Assignment Agreement between the Registrant and Bosko Bojovic dated September 28, 2004 (1)
10.19	Settlement and Release Agreement between the Registrant and Samuel E. George, M.D. dated as of October 1, 2006 (1)
10.20	Form of Lock-Up Agreement (1)
10.21	Letter Agreement dated October 5, 2011 amending Credit Facility under 2009 and 2010 Securities Purchase Agreements (18)
14.1	Code of Ethics (14)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
99.1	Charter of the Audit Committee of the Board of Directors (17)
99.2	Charter of the Compensation Committee of the Board of Directors (17)
99.3	Charter of the Governance Committee of the Board of Directors (17)
99.4	Charter of the Nominating Committee of the Board of Directors (17)
101

The following financial information from NewCardio, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010, (iii) Consolidated Statement of Cash Flows for the nine-month periods ended September 30, 2011 and 2010, and (iv) Notes to Consolidated Financial Statements.**

  ______________________________

___________________________

*

Filed herewith

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

(18)

Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on October 12, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWCARDIO, INC.

Date: November 14, 2011	By:	/s/ Richard D. Brounstein
Richard D. Brounstein
Executive Vice President and Chief Financial Officer